Form 10-Q
period 2010-03-31
Stone Harbor Investments, Inc.
filed 2010-07-01
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                Commission File Number:  333-162469

Stone Harbor Investments, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

       Nevada                                    27-0374885
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

         7985 113th Street, Suite 211
         Seminole, FL 33772
     		(Address of principal executive offices, Zip Code)

(727) 393-7439
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, June 30, 2010: Common Stock - 78,276,000

                    Stone Harbor Investments, Inc.
                              FORM 10-Q
             For the quarterly period ended March 31, 2010

INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4T. Controls and Procedures                              17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            19
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             19

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                            Balance Sheet

                               ASSETS
                               ------
                                                 March 31,   June 30,
                                                   2010        2009
                                                 --------    -------
                                               (Unaudited)  (Audited)

CURRENT ASSETS
 Cash                                           $      39    $  14,650
                                                ---------    ---------
  Total Current Assets                                 39       14,650
                                                ---------    ---------
  TOTAL ASSETS                                  $      39    $  14,650
                                                =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ---------------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses             17,219            -
                                                ---------    ---------
  Total Liabilities                                17,219            -
                                                =========    =========
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.00001 par value,
  20,000,000 shares authorized, 0 shares
  issued and outstanding
 Common stock, $0.00001 par value, 250,000,000
  shares authorized, 78,276,000 and 72,000,000
  shares issued and outstanding, respectively.        783          720
 Stock Subscription Receivable                          -         (200)
 Additional paid-in capital                        60,337       39,480
 Deficit accumulated during the development
  stage                                           (78,300)     (25,350)
                                                ---------    ---------
  Total Stockholders' Equity (Deficit)            (17,180)      14,650
                                                ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                            $      39    $  14,650
                                                =========    =========

         The accompanying notes are an integral part of these financial statements

                      STONE HARBOR INVESTMENTS, INC.
                      (A Development Stage Company)
                         Statement of Operations
                  From Inception through March 31, 2010

                                                                    From Inception
                                     Three Months    Nine Months      on May 14,
                                         Ended          Ended        2009 Through
                                    March 31, 2010  March 31, 2010  March 31, 2010
                                    --------------  --------------  --------------
OPERATING EXPENSES

 General and administrative           $   16,808     $   52,950        $   78,300
                                      ----------     ----------        ----------
   Total Operating Expenses               16,808         52,950            78,300
                                      ----------     ----------        ----------
INCOME (LOSS) FROM OPERATIONS            (16,808)       (52,950)          (78,300)
                                      ----------     ----------        ----------
OTHER EXPENSES

 Other income                                  -              -                 -
                                      ----------     ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES        (16,808)       (52,950)          (78,300)

 Income tax expense                            -              -                 -
                                      ----------     ----------        ----------
NET INCOME (LOSS)                     $  (16,808)    $  (52,950)       $  (78,300)
                                      ==========     ==========        ==========
BASIC INCOME (LOSS) PER COMMON SHARE  $   (0.000)    $   (0.001)       $   (0.001)
                                      ==========     ==========        ==========
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          78,276,000     74,436,703        72,801,308
                                      ==========     ==========        ==========
DILUTED INCOME (LOSS) PER COMMON
  SHARE                               $   (0.000)    $   (0.001)       $   (0.001)
                                      ==========     ==========        ==========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          78,276,000     74,436,703        72,801,308
                                      ==========     ==========        ==========

                   The accompanying notes are an integral part
                        of these financial statements

                      STONE HARBOR INVESTMENTS, INC.
                      (A Development Stage Company)
                         Statement of Cash Flows

                                                                     From Inception
                                                     Nine Months       on May 14,
                                                        Ended         2009 Through
                                                    March 31, 2010   March 31, 2010
                                                    ---------------  --------------
OPERATING ACTIVITIES

 Net loss                                              $  (52,950)    $  (78,300)
 Adjustments to reconcile net loss to
    net cash used by operating activities:
  Common stock issued for legal services                      250            250
  Increase In Accounts Payable and Accrued Expenses        17,219         17,219
                                                       ----------     ----------
   Net Cash Used in
      Operating Activities                                (35,481)       (60,831)
                                                       ----------     ----------
INVESTING ACTIVITIES

   Net Cash Used in
      Investing Activities                                      -              -
                                                       ----------     ----------
FINANCING ACTIVITIES

  Common stock issued for cash                             20,870         60,870
                                                       ----------     ----------
   Net Cash Provided by
      Financing Activities                                 20,870         60,870
                                                       ----------     ----------
  NET INCREASE (DECREASE) IN CASH                         (14,611)            39
  CASH AT BEGINNING OF PERIOD                              14,650              -
                                                       ----------     ----------
  CASH AT END OF PERIOD                                $       39     $       39
                                                       ==========     ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest                                           $        -     $        -
    Income Taxes                                       $        -     $        -

                         The accompanying notes are an integral part
                              of these financial statements.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                 From Inception Through March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The financial statements presented are those of Stone Harbor Investments, Inc. The Company was originally incorporated under the laws of the state of Nevada on May 14, 2009. Stone Harbor Investments, Inc. offers internet and web-related services to small businesses including website development and design, marketing analysis, and general business services including business planning and accounting support functions for internet start-up companies. The Company provides internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended March 31, 2010, the Company recognized no sales revenue and incurred a net loss of $52,950, and had an accumulated deficit of $78,300 as of March 31, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally as part of its business plan, the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends
---------
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                 From Inception Through March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
-----------------
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2010.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at March 31, 2010 the Company had no cash equivalents.

Basic (Loss) per Common Share
-----------------------------
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average e number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2010.

                                                                     From Inception
                                 For the Three    For the Nine      On May 14, 2009
                                  Months Ended     Months Ended         Through
                                 March 31, 2010   March 31, 2010     March 31, 2010
                                 --------------   --------------    ---------------
Net (Loss) Per Share-Basic
Net (Loss)                         $(16,808)          $(52,950)        $(78,300)
Weighted Average Shares
  - Basic                        78,276,000         74,436,703       72,801,308
Net (Loss) Per share - Basic       $ (0.000)          $ (0.001)        $ (0.001)

Net (Loss) Per Share- Diluted
Net (Loss)                         $(16,808)          $(52,950)        $(78,300)
Weighted Average Shares
  - Diluted                      78,276,000         74,436,703       72,801,308
Net (Loss) Per share - Diluted     $ (0.000)          $ (0.001)        $ (0.001)

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                 From Inception Through March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company provides for income taxes under ASC 740 "Accounting for Income Taxes". ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss of $52,950 for the nine months ended March 31, 2010 before provision for income taxes for the following reasons:

Income Taxes (Continued)
                                               For the Nine
                                        Months Ended March 31, 2010
                                        ---------------------------
Income tax expense (benefit) at statutory rate  $(20,651)
Valuation allowance                               20,651
                                                --------
Income tax expense                              $      -)
                                                ========

Net deferred tax assets consist of the following components as of:

                                             March 31, 2010
                                             --------------
NOL carryover                                   $  30,537)
Valuation allowance                               (30,537)
                                                ---------
Net deferred tax asset                          $       -
                                                =========
Impairment of Long-Lived Assets
-------------------------------
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                 From Inception Through March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
----------------
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a June 30 fiscal year end.

Stock-based compensation
------------------------
In July 2009, the Company issued 25,000 shares of stock in connection with legal services associated with the Company's S-1 filing. The shares were valued at $.01 per share. An additional 50,000 shares were issued to reflect the Company's stock split effective January 5, 2010 (see footnote 5).

The Company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R "Share Based Payments"), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements
--------------------------------
The company has evaluated all the recent accounting pronouncements through June 29, 2010 and believes that none of them will have a material effect on the company's financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

In June 2009, we entered into a stock subscription agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per share. The Company realized $40,000 from this subscription. In September 2009, the Company entered into various agreements for the sale of 201,000 shares at a price of $0.00333 per share to 39 different investors. The Company realized $670 from these subscriptions. In December 2009, the Company entered into an agreement for the sale of 6,000,000 at a price of $0.00333 per share. The Company realized $20,000 from this subscription.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                 From Inception Through March 31, 2010


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

COMMON STOCK

The above issuances of stock reflect the effect of the Company's stock split effective on January 5, 2010 (see footnote 5).


NOTE 3 - STOCK SUBSCRIPTION RECEIVABLE

In May 2009, the Company issued to its founder 60,000,000 million shares of its common stock for a price of $.0000033. Payment for the stock was received on September 9, 2009.

The above issuances of stock reflect the effect of the Company's stock split effective on January 5, 2010 (see footnote 5).


NOTE 4 - RELATED PARTY TRANSACTION

The Company's founder and majority shareholder provides various consulting services to the Company for which he is compensated.
Consultant fees paid were $-0- for the three months ended March 31, 2010, and $5,500 for the nine months ended March 31, 2010.


NOTE 5 - STOCK SPLIT

The company's board of directors authorized a three-for-one stock split effective on January 5, 2010. Each shareholder of record on January 5, 2010 received two additional shares of common stock for each share held on that date. All share and related information presented in these financial statements and accompanying footnotes have been adjusted to reflect the increased number of shares resulting from this action.


NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 29 2010, the date which the financial statements were available to be issued.

On June 15, 2010, the Company entered into a letter of understanding with a company to acquire 100% of its issued and outstanding capital for 12,870,000 common shares of the Company and the cancellation of 65,276,000 common shares of the Company held by current shareholders. The transaction is subject to the parties entering into a definitive exchange agreement. As of the current date the parties have not entered into a definitive exchange agreement although they are still negotiating a potential transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our Business

We offer internet and web-related services to small businesses including website development and design, marketing analysis and general business services including business planning and accounting support functions for internet start-up companies. We intend to provide affordable Internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web. Our future will depend on our ability to bring our services to the market place, which requires careful planning of providing a service that meets customer standards without incurring unnecessary cost and expense. Our operation results can also be affected by our ability to introduce new services or to adjust pricing to try to gain a competitive advantage. Our website is located at www.stoneharborweb.com.

The demand for web development and marketing services in the small business market continues to grow. The majority of e-commerce service providers focus on servicing large and medium-sized corporations. We intend to develop a business network to try to reduce steep project costs and allow us to offer web development services at competitive prices. We hope to accomplish this by aligning ourselves with other service providers to package an affordable, turn-key internet and business services offering. There can be no assurance we will be able to provide our services at lower costs than other service providers or that we will be able to align ourselves with other service providers to bundle services as a turn-key offering. The development of our services will require the commitment of substantial resources. If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

Plan of Operation

We have begun limited operations, and we require outside capital to implement our business model.

1. We have begun to implement our business plan by target marketing our web and ancillary services to small businesses by networking with professionals in the business community such as attorneys and accountants to establish our referral source network.

2. All business functions are coordinated and managed by the founder of our company and consultants to the founder, including other service providers, who assisted the registrant in the preparation of its recently effective S-1A registration statement (Effective Date, May 6, 2010 - The registrant's SEC filings can be found on the www.sec.gov website), and who helped to package our business services solutions for small business website and e-commerce projects.
 g
3. To support our limited marketing efforts we have begun to develop marketing materials and a public relations and advertising program by promoting our website, www.stoneharborweb.com, at local business events. To expand our marketing efforts we are actively seeking additional financing on favorable terms to more quickly promote our business model to a larger audience. There can be no assurance we will be successful in implementing our marketing campaign or that we will be able to provide our services at lower costs than our competitors. The development of an on-going marketing campaign will require the commitment of substantial resources. If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

4. We have begun to have discussions with prospective clients regarding our service offering. Our plan of operations includes attendance at networking opportunities within the business community and among professionals. The marketing expenses for the next twelve months are estimated to cost $25,000. The majority shareholder has committed to cover any cash shortfalls of the registrant, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

5. Over the next 12 month after the initiation of our marketing campaign, we believe that we will have identified suitable clients to manage their web development and general business services needs and begin to generate revenues from our targeted marketing approach. This refers to the minimum amount of time that we estimate will be required to generate revenues based on meetings with prospective clients in our local market. Once a prospective client is identified we specify their requirements and negotiate a contract. To date we have not entered into any contracts or agreements. There can be no assurance that we will be able to identify suitable prospective clients for our services or be able to negotiate contracts on favorable terms.

To date we have spent $78,300 for operating expenses. We have spent approximately $61,238 in consulting and professional fees in association with our recent S-1A registration statement and developing our business plan. In addition, the registrant has paid its president and sole director $15,500 for his services. The registrant spent $1,562 in miscellaneous office supplies and expenses.

Our future will depend on our ability to identify suitable prospective clients and our ability to bring our services to the market place, which requires careful planning of providing a service that meets our client's standards without incurring unnecessary cost and expense. Our operational results can be affected by our ability to introduce our services or to adjust pricing to try to gain a competitive advantage. Certain competitors may be willing to accept lower fees based on their overhead structure. As a result, we may have difficulty attracting new clients. There can be no assurance we will be able to implement our services. If we are unable to generate sufficient clients, we may have to reduce, suspend or cease our efforts.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business through an increased investment in marketing activities. We cannot guarantee that our marketing efforts will be successful. The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our services offering and/or sales methods.

We believe that cash on hand and expected revenues will not be adequate to satisfy our cash requirements for the next 12 months. In order to continue our plan of operations we will need additional financing in the next 12 months. Future financing may not be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from May 14, 2009 (inception) to March 31, 2010 we had no revenue. Expenses for the period totaled $78,300 resulting in a loss of $78,300. Expenses for the period consisted of $61,238 in consulting and professional fees, $15,500 paid to our president and sole director, and $1,562 in miscellaneous offices supplies and expenses.

For the three month period ended March 31, 2010 we had no revenues. Expenses for the period totaled $16,808 resulting in a loss of $16,808. Expenses for the period consisted of $16,749 in consulting and professional fees and $59 in miscellaneous office supplies and expenses.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $78,300 at March 31, 2010; a net loss for the three months ended March 31, 2010 of $16,808 and used cash in operations from May 14, 2010 (inception) through March 31, 2010 of $60,831. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implementing our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2010 we had $39 in cash.

Based upon the above, we do not have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. We estimate the Company needs an additional $35,000 to
implement its business plans over the next twelve months.   We will
need to spend $10,000 to pay accounts payable and accrued expenses associated with our registration statement. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations. In addition, we anticipate we will need $25,000 to cover marketing and operational expenses to achieve revenues. The Company estimates it will commence generating sales revenues over the next 12 months after the initiation of our marketing campaign. During this time we believe that we will have identified suitable clients to manage their web development and general business services needs and begin to generate revenues from our targeted marketing approach. This refers to the minimum amount of time that we estimate will be required to generate revenues based on meetings with prospective clients in our local market. Once a prospective client is identified we specify their requirements and negotiate a contract. To date we have not entered into any contracts
or agreements.   We may be unable to successfully implement our
business plan to generate revenues. There can be no assurance that we will be able to identify suitable prospective clients for our services or be able to negotiate contracts on favorable terms.

To cover the additional cash requirements the Company may sell additional shares of stock or it will require shareholder loans to
cover any shortfall.   However, if we are unable to satisfy our cash
requirements we may be unable to proceed with our plan of operations.

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would suspend or cease operations. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.

We are still pursuing our plan of operations but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. On June 15, 2010 the Company entered into a letter of understanding with a company to acquire 100% of its issued and outstanding capital for 12,870,000 common shares of the Company and the cancellation of 65,276,000 common shares of the Company held by current shareholders. The agreement calls for a payment of $220,000 as compensation to the current shareholders to enter into the definitive exchange agreement. The transaction is subject to the parties entering into a definitive exchange agreement. As of the current date the parties have not entered into a definitive exchange agreement although they are still negotiating a potential transaction.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The registrant is subject to certain market risks, including changes in interest rates and currency exchange rates. The registrant does not undertake any specific actions to limit those exposures.

ITEM 4T. CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this quarterly report.

a) Evaluation of Disclosure Controls. Michael Toups, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter ended March 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Toups concluded that our disclosure controls and procedures were effective as of June 22, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 30, 2010

STONE HARBOR INVESTMENTS, INC.

By: /s/Michael Toups
---------------------------
Michael Toups, Principal Executive Officer