Form 10-K
period 2010-06-30
Stone Harbor Investments, Inc.
filed 2010-10-25
CIK 1469114

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
 OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number: 333-162469

                     Stone Harbor Investments, Inc.
       (Exact name of registrant as specified in its charter)

      Nevada                                          27-0374885
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

       7985 113th Street, Suite 220
              Seminole, FL                     33772
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone number, including area code:  (775) 887-8853

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the last 90 days.
Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, nor will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

The aggregate market value of voting stock held by non-affiliates on June 30, 2010 was approximately $0.00.

Number of shares outstanding of the Registrant's Common Stock at October 25, 2010: 78,276,000 shares Of Common Stock, par value $.00001 per share

No documents are incorporated into the text by reference.

                 Stone Harbor Investments, Inc.
                          Form 10-K
            For the Fiscal Year Ended June 30, 2010
                      Table of Contents

                            Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               9
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  9
ITEM 2.  PROPERTIES                                                 9
ITEM 3.  LEGAL PROCEEDINGS                                         10
ITEM 4.  (REMOVED AND RESERVED)                                    10
                           Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     11
ITEM 6.  SELECTED FINANCIAL DATA                                   12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     28
ITEM 9A. CONTROLS AND PROCEDURES                                   28
ITEM 9B.  OTHER INFORMATION                                        29

                           Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       30
ITEM 11.  EXECUTIVE COMPENSATION                                   31
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             32
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   33
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   35

                            Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  35

                            PART I

ITEM 1  BUSINESS

Overview
--------
We were incorporated in the State of Nevada on May 14, 2009. We offer internet and web-related services to small businesses including website development and design, marketing analysis and general business services including business planning and accounting support functions for internet start-up companies. We intend to provide affordable Internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web. Our future will depend on our ability to bring our services to the market place, which requires careful planning of providing a service that meets customer standards without incurring unnecessary cost and expense. Our operation results can also be affected by our ability to introduce new services or to adjust pricing to try to gain a competitive advantage. Our website is located at www.stoneharborweb.com

The demand for web development and marketing services in the small business market continues to grow. The majority of e-commerce service providers focus on servicing large and medium-sized corporations. We intend to develop a business network to try to reduce steep project costs and allow us to offer web development services at competitive prices. We hope to accomplish this by aligning ourselves with other service providers to package an affordable, turn-key internet and business services offering. There can be no assurance we will be able to provide our services at lowers costs than other service providers or that we will be able to align ourselves with other service providers to bundle services as a turn-key offering. The development of our services will require the commitment of substantial resources. If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

Objectives
----------
1. Offering high-end web and ancillary services to small businesses in a way that they can understand and afford.

2. Building a strong residual income through secondary subscription-based services tailored for small business (marketing, consulting and accounting services).

3. Establishing strategic partnerships with Internet Service Providers and consulting companies to support small business website and e-commerce projects (including graphic design, website hosting, technical support, marketing analysis and accounting services) and leveraging these relationships to create an affordable client offering.

Mission
-------
Provide affordable, accessible, and streamlined web and business services to growing companies.

We are developing an offering of many different types of web services (web and e-commerce development, marketing and business consulting) that are tailored to fit the needs and resources of small companies.

Services
--------
We intend to offer turn-key, full-service Internet solutions for small businesses. We focus mainly on the web, offering the following as their primary website services:

   -  Design and development
   -  Marketing and analysis
   -  E-commerce development

We also intend to offer the following ancillary business services:

   -  Accounting services
   -  Business planning
   -  Marketing and operational consulting

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

Website Design and Development: The service that will be offered to small businesses is modeled after the service that larger web development firms offer Fortune 1000 companies in the sense that it is completely customized and unique to each individual client.

Website Marketing and Analysis: After we build the website for the client, or a new client introduces their pre-existing site, we analyze and test the website based on an established set of standards that account for the website's aesthetic value, scalability, functionality, ease-of-use, and main customer base. After an analysis has been made, we then explore and present to the client a detailed list of the most efficient internet marketing tools and methods available to them within the constraints of their budget. This type of service is pertinent given the fact that a very large percentage of clients are on a tight budget and can only afford to take advantage of marketing efforts that are targeted directly at their desired demographic.

E-Commerce Development:   Based on the growth of on-line buying habits
we offer e-commerce solutions from E-Bay store fronts to database development and deployment. These are customized based on the client's products and customer base needs.

Ancillary Business Services - Accounting, Business Planning, Marketing and Operational Consulting: These services are offered for two reasons. The first reason is because they are ongoing services that can be used to establish and maintain a strong residual income. The second reason for offering these services is to allow for packaging together other service providers to expand our range of small business services and lock-in long term client relationships.

Fulfillment
-----------
For the website design, development, marketing, analysis, and maintenance we intend to contract with industry professionals to handle our clients' needs. For the website hosting services we will seek to form alliances with industry leaders to provide top-rate, reliable hosting solutions. Forming alliances will allow for flexibility in important hosting features, customizability, and driving down costs. These benefits are crucial to preserving the integrity of our company as being a 'full-service internet solutions provider' for small businesses. The ancillary business services are primarily fulfilled in-house.

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

Technology
----------
We operate in a Windows(r) environment with an office equipped with current software and hardware tools available to meet our project requirements. Within the next year, we will be investing in additional tools that will extend our capabilities in handling various types of program files (i.e. Macintosh computers, large capacity data storage, and high-end image scanners). We also plan to purchase licensing agreements with our major software vendors to allow for automatic upgrades in new software tools. There can be no assurance we will have the capital to acquire or lease the necessary hardware or software to support our business requirements.

Market Analysis Summary
-----------------------
We will initially focus almost exclusively on small companies looking to develop an internet presence for the first time. We market our services to small business owners as a "step-by-step" process, initially starting out with a small, simple website, then gradually improving and adding to the site and their entire online marketing efforts.

Although we plan to bring on clients who simply need an online presence and nothing more, the most important and sought after clients will be those business owners who are ready to implement a larger percentage of their company onto the internet. This type of client will traditionally need one of the following services:

   -  E-commerce/shopping cart
   -  Database driven websites
   -  Dynamic content and website features
   -  Aggressive online website marketing
   -  General business consulting and accounting

Market Needs
------------
The need for small business internet services has existed for several years. Small businesses and start-up businesses alike are migrating onto the web at an astonishing rate and making their online presence a higher priority than in earlier years. We recognize the need for custom, high-end, dynamic services designed exclusively for small businesses. At this point, the majority of our competitors are offering services tailored around big business, to small business owners, or they are offering the exact opposite, one-dimensional, "cookie cutter" type services.

While small businesses have now recognized the need for having a presence on the internet, many do not know where to start, how much it will cost, or even how it will benefit their company. It has been our experience by talking to small business owners that the decision to take advantage of the web is not a matter of 'if' but a matter of 'when.'

Market Trends
-------------
An important market trend right now is the one toward aggressive online and website marketing. Although many small businesses are still waiting to gain an internet presence, those who already have are beginning to look for more options along the lines of improving their existing efforts. We believe that in the upcoming years, small companies especially, will start to look for more ways to increase the traffic to their websites.

Another important trend is the overall merging of daily business operations with the internet and web. Just as the majority of large companies have already started to use the web to handle interoffice tasks, we believe that many smaller companies will begin to realize the time and money saving advantages to this strategy.

Marketing Strategy
------------------
Our initial focus for our marketing and sales efforts are on the Tampa Bay area and the west coast of Florida, eventually expanding outside of the immediate area. We market our self as an internet and business services organization devoted to offering high-end services to small businesses exclusively. Target customers are owners of small or home-based companies looking to implement their business plans onto the web. We sell value, service, and quality. We attempt to convince business owners to look past all of the hype surrounding the internet and see why having a website and an e-commerce solution is money well spent. There can be no assurance that we will be able to implement our business development plans and that we will be successful in attracting clients.

Competition
-----------
We believe that we have a valuable competitive edge over our local competitors based on the fact that we have streamlined our services for the small business market. However, the internet service provider and website development business is highly competitive. Other competitors in our market have been in business for significantly longer than our business, and they have an established customer base and referral network. Many competitors may have substantially greater financial resources than us. We compete for clients with many entities, including, among others, publicly traded companies, international and regional consulting firms and small local firms. In addition, certain competitors may be willing to accept lower fees based on their overhead structure. As a result, we may have difficulty attracting new clients and may be forced to lower our fees to complete effectively, which negatively impacts our plan of operations.

Marketing Programs
------------------
Our target client is part of a very specific demographic, for this reason, we market and promote our services in a direct and specifically targeted manner using the following media channels:

   -  Print ads
   -  Email blasts
   -  Direct mail
   -  Educational Seminars
   -  Local area commerce groups

There can be no assurance that we will be able to implement our business development plans and that we will be successful in attracting clients.

Pricing Strategy
----------------
For most small business owners, cost, both residual and one-time are huge influences on the decisions they make regarding everyday operations of their company. Even though we offer customized services and pricing is based on an hourly fee, to make it easier and less confusing for the clients, we have established a packaged pricing system:

   - Budget Domain Website Package ($599.00): For simple, information based websites. Popular with companies who just need to gain an internet presence.

   - Mid-Level Website Package ($999.00): Information based websites with a large amount of content. Popular with companies that have a large services/products list and/or want to implement more of their business into the web.

- Catalog Website Package ($1,499.00): Usually reserved for product-oriented websites that are e-commerce enabled. Popular with companies that have a desire to market heavily on the internet or sell their products/services directly from the web.

   - Website Hosting (from $25.00 to $45.00 per month): Depending on the type and size of the website, the price for hosting can vary greatly. The average cost of hosting for most clients is $35 per month.

   - Website Maintenance ($45.00 per hour): We charge a set fee of $45.00 per hour billed in 15 minute increments. If a client feels as though they will need their website updated or maintained on a regular basis, packages are available at a discount rate.

   - Ancillary Business Services ($45 per hour): We charge a set fee of $45.00 per hour billed in 15 minute increments. We also offer set services on a monthly subscription customized to the client's business.

Certain competitors may be willing to accept lower fees based on their overhead structure. As a result, we may have difficulty attracting new clients and may be forced to lower our fees to compete effectively, which negatively impacts our plan of operations.

Employees
---------
As of October 25, 2010, we have 2 part-time employees, and plan to employ more qualified employees in the near future.


ITEM 1A.  RISK FACTORS

Not applicable for a small reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None


ITEM 2.  PROPERTIES

Our principal executive office is located at 7985 113th Street, Suite 220, Seminole, FL 33772, and our telephone number is (727) 641-
1357. Office space is provided by our president and sole director at no charge.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.


ITEM 4.  (REMOVED AND RESERVED)

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information. There is presently little to no public market for our shares of common stock. Our common stock is quoted on the OTCBB under the trading symbol SHBV.OB. However, we can provide no assurance that our shares of common stock will remain quoted on the OTCBB or, if quoted, that a public market will materialize.

b) At October 25, 2010, there were approximately 43 holders of record of the registrant's common stock.

c) Holders of the registrant's common stock are entitled to receive dividends. The payment and amount of future dividends is at the
discretion of our board of directors.   No dividends have ever been
paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.
During the year ended June 30, 2010, the registrant issued common stock as follows:

In July, 2009, we issued an aggregate of 75,000 shares of our common stock to Anslow & Jaclin, LLP, as compensation for legal services rendered. These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for
exemption under Section 4(2) of the Securities Act   for this
transaction.

In December 2009, we completed a Regulation D Rule 506 offering in which we sold 18,201,000 shares of common stock to 41 investors, at a price per share of $0.0033 for an aggregate offering price of $60,670.

    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties
------------------------
We offer internet and web-related services to small businesses including website development and design, marketing analysis and general business services including business planning and accounting support functions for internet start-up companies. We intend to provide affordable Internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web. Our future will depend on our ability to bring our services to the market place, which requires careful planning of providing a service that meets customer standards without incurring unnecessary cost and expense. Our operation results can also be affected by our ability to introduce new services or to adjust pricing to try to gain a competitive advantage. Our website is located at www.stoneharborweb.com

The demand for web development and marketing services in the small business market continues to grow. The majority of e-commerce service providers focus on servicing large and medium-sized corporations. We intend to develop a business network to try to reduce steep project costs and allow us to offer web development services at competitive prices. We hope to accomplish this by aligning ourselves with other service providers to package an affordable, turn-key internet and business services offering. There can be no assurance we will be able to provide our services at lower costs than other service providers or that we will be able to align ourselves with other service providers to bundle services as a turn-key offering. The development of our services will require the commitment of substantial resources. If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

Limited Operating History. We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business through an increased investment in marketing activities. We cannot guarantee that the expansion efforts described in this Registration Statement will be successful. The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our services offering and/or sales methods.

Future financing may not be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations
---------------------

For the year ended June 30, 2010, we did not receive any revenue. Expenses for the year ended totaled $73,429 resulting in a loss from operations of $73,429. Expenses for the year ended June 30, 2010 consisted of payments to officer of $5,500, consulting and professional fees of $59,081 and general and administrative expenses of $8,848.

For the period from May 14, 2009 (inception), to June 30, 2009, we had no revenue. Expenses for the period totaled $25,350 resulting in a loss from operations of $25,350. Expenses for the period consisted of payments to officer of $10,000, consulting and professional fees of $14,000 and general and administrative expenses of $1,350.

Plan of Operation
-----------------
We have begun limited operations, and we require outside capital to implement our business model.

         1.	We have begun to implement our business plan by target
marketing our web and ancillary services to small businesses by networking with professionals in the business community such as attorneys and accountants to establish our referral source network.

2. All business functions are coordinated and managed by the founder of the registrant and consultants to the founder, including other service providers, who assisted us in the preparation of our recently effective S-1A registration statement (Effective date May 6, 2010 - the registrant's SEC filings can be found on the www.sec.gov website), and who helped to package our business services solutions for small business website and e-commerce projects.

    3. To support our limited marketing efforts we have begun to develop marketing materials and a public relations and advertising program by promoting our website, www.StoneHarborWeb.com, at local business events. To expand our marketing efforts we are actively seeking additional financing on favorable terms to more quickly promote our business model to a larger audience, but there is no assurance we will be able to secure such financing.

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

     5. Over the next 12 months after the initiation of our marketing campaign, we believe that we will have identified suitable clients to manage their web development and general business services needs and begin to generate revenues from our marketing approach. This refers to the minimum amount of time that will be required to generate revenues based on meetings with perspective clients in our local market. Once a prospective client is identified we specify their requirements and negotiate a contract. To date we have not entered into any contracts or agreements. There can be no assurance that we will be able to identify suitable prospective clients for our services or be able to negotiate contracts on favorable terms.

Management believes that the actions presently being taken to obtain additional funding and implementing our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources
-------------------------------
As of June 30 2010, we had $1,743 in cash.

Based upon the above, we do not have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. We estimate we will need an additional $35,000 to implement our business plans over the next twelve months. We will need to spend $10,000 to pay accounts payable and accrued expenses associated with our registration statement. The majority shareholder has committed to cover any of our cash shortfalls, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. In addition, we anticipate we will need $25,000 to cover marketing and operational expenses to achieve revenues. We estimate we will commence generating sales revenues over the next 12 months after initiating our marketing campaign. During this time we believe that we will have identified suitable clients to manage their web development and general business services needs. This refers to the minimum amount of time that we estimate will be required to generate revenues. We may also be unable to successfully implement our business plan to generate revenues, as indicated elsewhere in this filing.

To cover the additional cash requirements, we may sell additional shares of stock or we will require shareholder loans to cover any
shortfall.   However, if we are unable to satisfy our cash requirements we may be unable to proceed with this Offering and our plan of operations.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Investing Activities. For the year ended June 30, 2010 and the period from inception to June 30, 2009, we did not pursue any investing activities.

Financing Activities. For the year ended June 30, 2010, we received loans from shareholders of $3,300 and sold common stock for cash of $20,870. As a result, we had net cash provided by financing activities of $24,170 for the year ended June 30, 2010. For the period from inception through June 30, 2009, we sold common stock for cash of $40,000 resulting in net cash provided by financing activities of $40,000.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash, we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not e able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in the discussions with a company regarding the possibility of a reverse triangular merger involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the merger.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Stone Harbor Investments, Inc.
                  Index to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm          17
Financial Statements of Stone Harbor Investments, Inc.:

  Balance Sheets as of June 30, 2010 and 2009                    18
  Statements of Operations for the Years
    Ended June 30, 2010 and 2009                                 19
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended June 30, 2010 and 2009                       20
  Statements of Cash Flows For the Years Ended
    June 30, 2010 and 2009                                       22
  Notes to Financial Statements                                  23

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Stone Harbor Investments, Inc.

We have audited the accompanying balance sheets of Stone Harbor Investments, Inc. (a development stage company) as of June 30, 2010 and 2009 and the related statement of operations, changes in shareholders' equity, and cash flows for the period from inception (May 14, 2009) to June 30, 2010 and 2009. Stone Harbor Investment, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Harbor Investments, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and had an accumulated deficit as of June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
October 25, 2010

                         Stone Harbor Investments, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS
                                   -------

                                                  June 30,  June 30,
                                                    2010      2009
                                                ----------  ----------
                                                 (Audited)  (Audited)
CURRENT ASSETS
  Cash                                          $    1,743  $   14,650
                                                ----------  ----------
    Total Current Assets                             1,743      14,650
                                                ----------  ----------
    TOTAL ASSETS                                $    1,743  $   14,650
                                                ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses             36,102           -
  Loans from shareholders                            3,300           -
                                                ----------  ----------
    Total Liabilities                               39,402           -
                                                ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.00001 par value,
    20,000,000 shares authorized, 0 shares
    issued and outstanding.
  Common stock, $0.00001 par value, 250,000,000
    shares authorized, 78,276,000 and
    72,000,000 shares issued and outstanding,
    respectively                                       783         720
  Stock Subscription Receivable                          -        (200)
  Additional paid-in capital                        60,337      39,480
  Deficit accumulated during the development stage (98,779)    (25,350)
                                                ----------  ----------

  Total Stockholders' Equity (Deficit)             (37,659)     14,650
                                                ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                              $    1,743  $   14,650
                                                ==========  ==========


                The accompanying notes are an integral
                  part of these financial statements.

                 STONE HARBOR INVESTMENTS, INC.
                 (A Development Stage Company)
                   Statements of Operations
             From Inception through June 30, 2010

                                              From Inception   From Inception
                                                on May 14,       on May 14,
                                  Year Ended   2009 Through    2009 Through
                                   June 30,      June 30,        June 30,
                                    2010           2009            2010
                                  ----------   -----------     -----------
OPERATING EXPENSES
  General and
   administrative                $   73,429     $   25,350      $   98,779
                                 ----------     ----------      ----------
    Total Operating Expenses         73,429         25,350          98,779
                                 ----------     ----------      ----------

INCOME (LOSS) FROM
 OPERATIONS                         (73,429)       (25,350)        (98,779)
                                 ----------     ----------      ----------
OTHER EXPENSES
  Other income                            -              -               -
                                 ----------     ----------      ----------
INCOME (LOSS) BEFORE
 INCOME TAXES                       (73,429)       (25,350)        (98,779)
  Income tax expense                     -               -               -
                                 ----------     ----------      ----------
NET INCOME (LOSS)                $  (73,429)    $  (25,350)     $  (98,779)
                                 ==========     ==========      ==========

BASIC INCOME (LOSS) PER
 COMMON SHARE                    $   (0.001)    $   (0.000)     $   (0.001)
                                 ==========     ==========      ==========

BASIC WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 OUTSTANDING                     75,387,222     63,063,831      74,010,524
                                 ==========     ==========      ==========

DILUTED INCOME (LOSS) PER
  COMMON SHARE                   $   (0.001)    $   (0.000)     $   (0.001)
                                 ==========     ==========      ==========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                  75,387,222      63,063,831       74,010,524
                               ==========      ==========       ==========

               The accompanying notes are an integral
                 part of these financial statements

                       STONE HARBOR INVESTMENTS, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                                                     Deficit
                                                                                   Accumulated    Total
                            Preferred Stock  Common Stock      Stock    Additional  During the Stockholders'
                         ---------------     ------------   Subscription  Paid-In   Development   Equity
                         Shares   Amount   Shares    Amount  Receivable   Capital     Stage      (Deficit)
                         ------   ------   ------    ------  ----------  --------  ------------ ---------
Balance, May 14, 2009      -      $  -            -    $    -   $      -    $      -  $       -   $      -
Issuance of common
 stock for a
 subscription
 receivable at an
 average price of
 $.0000033 per share       -         -   60,000,000       600          -        (400)         -         200

Stock Subscriptions
 Receivable                -         -            -         -       (200)          -          -        (200)

Issuance of common
 stock in June 2009
 for cash at an
 average price of
 $.00333 per share        -        -     12,000,000      120           -      39,880          -      40,000

Net Loss for the
 period from inception
 to June 30, 2009          -        -             -         -          -           -   (25,350)     (25,350)
                       -----     ----    ----------     -----    -------    --------  --------     --------
Balance, June 30,
  2009                     -     $  -    72,000,000     $ 720    $  (200)   $ 39,480  $(25,350)    $ 14,650
                       =====     ====    ==========     =====    =======    ========  ========     ========
Issuance of common
 stock in July in
 exchange for
 legal services
 provided at an
 average price of
 $.00333 per share        -        -        75,000          1           -        249         -          250

Issuance of common
 stock in August
 for cash at an
 average price of
 $.00333 per share        -        -       201,000          2           -        668         -          670

Collection of stock
 subscription
 receivable on
 September 24, 2009       -        -             -          -        200           -         -          200

Issuance of common
 stock in December
 2009 for cash at a
 price of $.00333
 per share               -         -     6,000,000         60          -      19,940         -       20,000




Net loss for the
 period from July 1,
 2009 to June 30, 2010  -          -             -           -         -           -   (73,429)     (73,429)
                       -----     ----    ----------     -----    -------    --------  --------     --------
Balance, June 30,
  2010                     -     $  -    78,276,000     $ 783    $     -    $ 60,337  $(98,779)    $(37,659)
                       =====     ====    ==========     =====    =======    ========  ========     ========

                The accompanying notes are an integral
                 part of these financial statements

                 STONE HARBOR INVESTMENTS, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                       From Inception   From Inception
                                                         on May 14,       on May 14,
                                           Year Ended   2009 Through    2009 Through
                                            June 30,      June 30,        June 30,
                                             2010           2009            2010
                                           ----------   -----------     -----------
OPERATING ACTIVITIES

  Net loss                                 $  (73,429)     $  (25,350)  $  (98,779)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Common stock issued for legal services        250               -          250
    Increase in Accounts Payable and
     accrued Expenses                          36,102               -       36,102
                                           ----------      ----------   ----------
      Net Cash Used in Operating
       Activities                             (37,077)        (25,350)     (62,427)
                                           ----------      ----------
INVESTING ACTIVITIES
                                                    -               -            -
                                           ----------      ----------   ----------
      Net Cash Used in Investing
       Activities                                   -               -            -
                                           ----------      ----------   ----------
FINANCING ACTIVITIES
  Loans from shareholders                       3,300               -        3,300
  Common stock issued for cash                 20,870          40,000       60,870
                                           ----------      ----------   ----------

      Net Cash Provided by Financing
       Activities                              24,170          40,000       64,170
                                           ----------      ----------   ----------
  NET INCREASE (DECREASE) IN CASH             (12,907)         14,650        1,743
  CASH AT BEGINNING OF PERIOD                  14,650               -            -
                                           ----------      ----------   ----------
  CASH AT END OF PERIOD                    $    1,743      $   14,650   $    1,743
                                           ==========      ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                 $        -                   $        -
  Income Taxes                             $        -                   $        -

               The accompanying notes are an integral
                 part of these financial statements.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The financial statements presented are those of Stone Harbor Investments, Inc. The Company was originally incorporated under the laws of the state of Nevada on May 14, 2009. Stone Harbor Investments, Inc. offers internet and web-related services to small businesses including website development and design, marketing analysis, and general business services including business planning and accounting support functions for internet start-up companies. The Company provides high-end, affordable Internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web. Management has experience in marketing, commercial website development and business-to-business.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the year ending June 30, 2010, the Company recognized no sales revenue and incurred a net loss of $73,429, and had an accumulated deficit of $98,779 as of June 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally as part of its business plan, the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2010 or June 30, 2009, respectively.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at June 30, 2010 and June 30, 2009, respectively, the Company had no cash equivalents.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010and June 30, 2009, respectively.

                                                 From Inception    From Inception
                                  For the Year   On May 14, 2009   On May 14, 2009
                                 Ended June 30,  Through June 30,  Through June 30,
                                      2010             2009             2010
                                --------------   ---------------   ---------------
Net (Loss) Per Share - Basic
Net (Loss)                        $   (73,429)    $   (25,350)      $   (98,779)
Weighted Average Shares - Basic    75,387,222      63,063,831        74,010,524
                                  -----------     -----------       -----------
Net (Loss) Per Share - Basic      $    (0.001)    $    (0.000)      $    (0.001)
                                  ===========     ===========       ===========

Net (Loss) Per Share - Diluted
Net (Loss)                        $   (73,429)    $   (25,350)      $   (98,779)
Weighted Average Shares - Diluted  75,387,222      63,063,831        74,010,524
                                  -----------     -----------       -----------
Net (Loss) Per share - Diluted    $    (0.001)    $    (0.000)      $    (0.001)
                                  ===========     ===========       ===========

Income Taxes
The Company provides for income taxes under ASC 740 "Accounting for Income Taxes". ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Income Taxes (Continued)
The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss of $73,429 for the year ending June 30, 2010 before provision for income taxes for the following reasons:
                                                                        From
                                                                     Inception On
                                                   For the Year      May 14, 2009
                                                   Ended June 30,    Through June
                                                       2010             30, 2009
                                                   -------------     ------------
Income tax expense (benefit) at statutory rate     $     (24,588)      $  (9,885)
Valuation allowance                                       24,588           9,885
                                                   -------------       ---------
Income tax expense                                 $           -       $       -
                                                   =============       =========

Net deferred tax assets consist of the following components as of:

                                                   June 30, 2010    June 30, 2009
                                                   -------------    -------------
NOL carryover                                      $      38,524       $   9,885
Valuation allowance                                      (38,524)         (9,885)
                                                   -------------       ---------
Income tax expense                                 $           -       $       -
                                                   =============       =========

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a June 30 fiscal year end.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation
In July 2009, the Company issued 25,000 shares of stock in connection with legal services associated with the Company's S-1 filing. The shares were valued at $.01 per share. An additional 50,000 shares were issued to reflect the Company's stock split effective January 5, 2010 (see footnote 5).

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

Recent Accounting Pronouncements
The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statements.


NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK
   - In June 2009, we entered into a stock subscription agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per share. The Company realized $40,000 from this subscription.
   - In September 2009, the Company entered into various agreements for the sale of 201,000 shares at a price of $0.00333 per share to 39 different investors. The Company realized $670 from these subscriptions.
   - In December 2009, the Company entered into an agreement for the sale of 6,000,000 at a price of $0.00333 per share. The Company realized $20,000 from this subscription.

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

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 4 - RELATED PARTY TRANSACTION

Consulting Services - Related Party
The Company's founder and majority shareholder provides various consulting services to the Company for which he is compensated.
Consultant fees paid were $5,500 for the year ending June 30, 2010 and $10,000 for the period from inception June 30, 2009.

Note Payable - Related Party
On June 24, 2010, the Company received $3,300 as a loan from the Company's founder and majority shareholder for operating expenses. The note has no definitive payment terms and bears no interest. The Company will pay the balance off when it has the available funds.


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

NOTE 6 - SUBSEQUENT EVENTS

Management evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer who are responsible for all financial and accounting matters during this reporting period have concluded that the disclosure controls and procedures were effective as of June 30, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, and concluded that it was effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our officers and director as of October 25, 2010. Our Executive officer is elected annually by our Board of Director. Our executive officers hold their office until they resign, or are removed by the Board or his successor is elected and qualified.

Name               Age                  Position
----               ---                  --------
Michael Toups      44    President, Chief Executive Officer, Chief
                         Financial Officer, Treasurer and Director

Thomas Collentine  52            Secretary, Vice President

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade. He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the COO, CFO, and director of private and publicly traded companies. Mr. Toups expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance. He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years. Most recently Mr. Toups has served as the CFO for Longwei Petroleum Investment Holding Limited since June 2010 and the CFO for China Bilingual Technology and Education Group, Inc. since October 2010. Mr. Toups has previously served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and Director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010. From January 2001 to December 2007, he served as president and owner of Peak Crown, a personal services company for the import of products from Asia and business consulting services. Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

Mr. Toups is an officer in two public companies, Longwei Petroleum Investment Holding Limited and China Bilingual Technology and Education Group, Inc. He is not a director of any public companies.

Michael Toups, our president and sole director, may be deemed a promoter as defined in Rule 405 under the Securities Act of 1933.

Thomas Collentine has over 25 years of general business and sales experience in the electronics and high-tech marketplace. Mr. Collentine has established distribution channels and independent representative networks throughout the US and internationally. He has managed key customer relationships such as Cisco, Lucent and Motorola on global contract manufacturing and corporate pricing programs with major electronics suppliers. Most recently Mr. Collentine was involved in starting-up a global management and marketing company working with corporations looking to streamline their manufacturing and business processes. Mr. Collentine has also operated his own professional services company since 2008, Thomas Engineered Components, in which he has worked with numerous off-shore manufacturing groups that have set up under an operating umbrella in China, Japan and South Korea. Mr. Collentine's strength is in helping companies build relationships to create value for their company. From 2008 to the present he has served as principle of Thomas Engineered Components. From 2007 - 2001 he was a senior sales representative for Anko Products. From 2000 - 1982 he served as a sales representative for some of the largest electronic connector manufacturers in the world, including AESP, Molex, Time Electronics and Ssub-sem.

Mr. Collentine is not an officer or director of any public companies.

Involvement in Certain Legal Proceedings
----------------------------------------
To the best of our knowledge, during the past ten years, none of the following occurred with respect to our director or executive officers of the registrant: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office
--------------
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, with respect to the individuals serving as our executive officers:

                    SUMMARY COMPENSATION TABLE

                                                                               Non-
                                                               Non-Equity   Qualified
                                                               Incentive     Deferred
                                             Stock   Option       Plan    Compensation   All Other
                              Salary  Bonus  Awards  Awards   Compensation  Earnings   Compensation  Totals
                        Year   ($)     ($)    ($)      ($)         ($)         ($)          ($)        ($)
                        ----  ------  -----  ------  ------   ------------ ----------- ------------  ------
Michael Toups,
President, Chief
Executive Officer,
Chief Financial Officer,2010
Treasurer and Director  2009    -       - 	   -      -            - 	     -          15,000     15,000

Dave Dreslin, Former    2010
 President**            2009    -       -       -      -            -           -          26,800     26,800

**Dreslin Financial Services was paid $26,800 in accounting and consulting fees related to the registrant's audit and registration statement filing. David Dreslin is the sole shareholder of Dreslin Financial Services.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending June 30, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors
-------------------------
Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements
---------------------
Currently, we do not have an employment agreement in place with our sole officer and director.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 25, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                              Number of
                                                Shares
                                             Beneficially  Percent of
                                                Owned         Class
                                             ------------  ----------
Michael Toups (1)
7985 113th Street
Suite 211
Seminole, Florida 33772                       60,009,000     76.7%

Entrust of Tampa Bay FBO Edward Mass
13191 Starkey Rd.
Suite 9
Largo, FL 33773                               12,000,000     15.3%

Entrust of Tampa Bay FBO Van Nguyen
13191 Starkey Rd
Suite 9
Largo, FL 33773                                6,000,000      7.7%

Thomas Collentine
3111 78th Ave. East
Sarasota, FL34243                                 3,000       0.0%

All Executive Officers and
  Directors as a group(2)                    78,012,000      99.7%

(1) Michael Toups - Includes shares owned through family members: Leslie Toups - wife, Christopher Toups - son, David Toups - brother.
(2) Based on 78,276,000 shares of common stock outstanding as of October 25, 2010. Includes persons owning more than 5% of the outstanding shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE.

We were incorporated in the State of Nevada in May 2009 and 60,000,000 shares of common stock were issued to Michael Toups for consideration of $200.

Our President and sole Director, Michael Toups, provides office space for the registrant at no charge.

Dreslin Financial Services was paid $26,800 in accounting and consulting fees related to the registrant's audit and registration statement filing. Dave Dreslin our former President is the sole owner of Dreslin Financial Services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees
----------
We incurred fees of $14,372 and $5,560 for fiscal year 2010 and 2009, respectively from Brimmer, Burek & Keelan LLP. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Tax Fees
--------
We did not incur any tax fees for tax compliance or other tax services from Brimmer, Burek & Keelan LLP in fiscal years 2010 and 2009.

All Other Fees
--------------
We did not incur any other fees from Brimmer, Burek & Keelan LLP during fiscal 2010 and 2009.

We intend to continue using Brimmer, Burek & Keelan LLP solely for audit and audit-related services, tax consultation and tax compliance services.

                               Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2010
Statements of Operations for the years ended June 30, 2010 and 2009 Statements of Stockholders' Equity for the years ended June 30, 2010 and 2009
Statements of Cash Flows for the years ended June 30, 2010 and 2009 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications
(32) 906 certifications

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2010

Stone Harbor Investments, Inc.

/s/Michael Toups
------------------------------------
By: Michael Toups, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Michael Toups          Principal Executive Officer   October 25, 2010
------------------------  Principal Financial Officer
Michael Toups             Principal Accounting Officer
                                 and Director