Form 10-Q
period 2010-09-30
Stone Harbor Investments, Inc.
filed 2010-11-15
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                Commission File Number:  333-162469

Stone Harbor Investments, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

       Nevada                                    27-0374885
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

                    7985 113th Street, Suite 220
                         Seminole, FL 33772
     (Address of principal executive offices, Zip Code)

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

The number of outstanding shares of the registrant's common stock, November 15, 2010: Common Stock - 78,276,000

                    Stone Harbor Investments, Inc.
                              FORM 10-Q
             For the quarterly period ended September 30, 2010

INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                  3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4.  Controls and Procedures                              17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4.  (Removed and Reserve)                                19
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             19

SIGNATURES

                               PART I

Item I - FINANCIAL STATEMENTS

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
                        Balance Sheets

                             ASSETS
                             ------
                                          September 30,      June 30,
                                              2010            2010
                                          ------------    ------------
                                          (Unaudited)      (Audited)

CURRENT ASSETS
Cash                                      $        323    $      1,743
                                          ------------    ------------
Total Current Assets                               323           1,743
                                          ------------    ------------
TOTAL ASSETS                              $        323    $      1,743
                                          ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURENT LIABILIITIES
Accounts payable and accrued expenses           36,667          36,102
Loans from shareholders                          3,300           3,300
                                          ------------    ------------
Total Liabilities                               39,967          39,402
                                          ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value,
  20,000,000 shares authorized, 0
  shares issued and outstanding
Common stock, $0.00001 par value,
  250,000,000 shares authorized,
  78,276,000 and 78,276,000 shares
  issued and outstanding, respectively             783             783
Stock Subscription
Additional paid-in capital                      60,337          60,337
Deficit accumulated during the
  development stage                           (100,764)        (98,779)
                                          ------------    ------------
Total Stockholders' Equity (Deficit)           (39,644)        (37,659)
                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                        $        323    $      1,743
                                          ============    ============

                   The accompanying notes are an integral
                     part of these financial statements

                 STONE HARBOR INVESTMENTS, INC.
                 (A Development Stage Company)
                   Statements of Operations
          From Inception through September 30, 2010

                                                        From Inception
                           Three Months  Three Months    on May 14,
                              Ended         Ended       2009 Through
                           September 30, September 30,  September 30,
                              2010           2009           2010
                           -----------   -----------    ------------

OPERATING EXPENSES

General and administrative $     1,985   $    16,314    $    100,764
                           -----------   -----------    ------------
Total Operating Expenses         1,985        16,314         100,764
                           -----------   -----------    ------------
INCOME (LOSS) FROM
  OPERATIONS                    (1,985)      (16,314)       (100,764)
                           -----------   -----------    ------------

OTHER EXPENSES

Other income
                           -----------   -----------    ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                  (1,985)      (16,314)       (100,764)

Income tax expense                   -             -               -
                           -----------   -----------    ------------

NET INCOME (LOSS)          $    (1,985)  $   (16,314)   $   (100,764)
                           ===========   ===========    ============

BASIC INCOME (LOSS) PER
  COMMON SHARE             $    (0.000)  $    (0.000)   $     (0.001)
                           ===========   ===========    ============

BASIC WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING               78,276,000    72,164,703      74,789,143
                           ===========   ===========    ============

DILUTED INCOME (LOSS) PER
  COMMON SHARE             $    (0.000)  $    (0.000)   $     (0.001)
                           ===========   ===========    ============

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING               78,276,000    72,164,703      74,789,143
                           ===========   ===========    ============

               The accompanying notes are an integral
                part of these financial statements

                   STONE HARBOR INVESTMENTS, INC.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                       From Inception
                           Three Months  Three Months    on May 14,
                              Ended         Ended       2009 Through
                           September 30, September 30,  September 30,
                              2010          2009            2010
                           ------------  ------------   ------------

OPERATING ACTIVITIES
Net loss                   $     (1,985) $    (16,314)  $   (100,764)
Adjustments to reconcile
  net loss to net cash used
  by operating activities:
Common stock issued for
  legal services                                  250            250
Increase in Accounts
  Payable and Accrued
  Expenses                          565         2,060         36,667
                           ------------  ------------   ------------
Net Cash Used in Operating
  Activities                     (1,420)      (14,004)       (63,847)
                           ------------  ------------   ------------

INVESTING ACTIVITIES
Net Cash Used in Investing
  Activities                          -             -              -
                           ------------  ------------   ------------

FINANCING ACTIVITIES
loans from shareholders                                        3,300
Common stock issued for cash                      200         60,870
                           ------------  ------------   ------------
Net Cash Provided by
  Financing Activities                -           200         64,170
                           ------------  ------------   ------------

NET INCREASE (DECREASE)
  IN CASH                        (1,420)      (13,804)           323
CASH AT BEGINNING OF PERIOD       1,743        14,650              -
                           ------------  ------------   ------------
CASH AT END OF PERIOD      $        323  $        846   $        323
                           ============  ============   ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest                   $          -                 $          -
Income Taxes               $          -                 $          -

               The accompanying notes are an integral
                 part of these financial statements.

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
                Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The financial statements presented are those of Stone Harbor Investments, Inc. The Company was originally incorporated under the laws of the state of Nevada on May 14, 2009. Stone Harbor Investments, Inc. offers internet and web-related services to small businesses including website development and design, marketing analysis, and general business services including business planning and accounting support functions for internet start-up companies. The Company provides high-end, affordable Internet and business related services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web. Management has experience in marketing, commercial website development and business-to-business sales.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ending September 30, 2010, the Company recognized no sales revenue and incurred a net loss of $1,985, and had an accumulated deficit of $100,764 as of September 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally as part of its business plan, the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
-----------------
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense for the three months ended September 30, 2010 or September 30, 2009 respectively.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at September 30, 2010 and September 30, 2009 respectively the Company had no cash equivalents.

Basic (Loss) per Common Share
-----------------------------
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010 and September 30, 2009 respectively.

                          For the Three  For the Three  From Inception
                          Months Ended   Months Ended   On May 14, 2009
                          September 30,  September 30,     Through
                              2010          2009         September 30,
                                                             2010
                          ------------   ------------   ------------
Net (Loss) Per Share -
  Basic
Net (Loss)                $     (1,985)  $    (16,314)  $   (100,764)
Weighted Average Shares -
  Basic                     78,276,000     72,164,703     74,789,143
                          ------------   ------------   ------------
Net (Loss) Per Share -
  Basic                   $     (0.000)  $     (0.000)  $     (0.001)
                          ============   ============   ============

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss) Per Share -
  Diluted
Net (Loss)                $     (1,985)  $    (16,314)  $   (100,764)
Weighted Average Shares -
  Diluted                   78,276,000     72,164,703     74,789,143
                          ------------   ------------   ------------
Net (Loss) Per Share -
  Diluted                 $     (0.000)  $     (0.000)  $     (0.001)
                          ============   ============   ============

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss of $1,985 for the three months ending September 30, 2010 before provision for income taxes for the following reasons:

                                              For the Three
                                              Months Ended
                                              September 30,
                                                  2010
                                              ------------
Income tax expense (benefit)
  at statutory rate                           $       (774)
Valuation allowance                                    774
                                              ------------
Income tax expense                            $          -
                                              ============

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of:

                                            September 30, 2010
                                              ------------
NOL carryover                                 $     39,298
Valuation allowance                                (39,298)
                                              ------------
Net deferred tax asset                        $          -
                                              ============

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

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statements.


NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock
------------
   - In June 2009, we entered into a stock subscription agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per share. The Company realized $40,000 from this subscription.
   - In September 2009, the Company entered into various agreements for the sale of 201,000 shares at a price of $0.00333 per share to 39 different investors. The Company realized $670 from these subscriptions.
   - In December 2009, the Company entered into an agreement for the sale of 6,000,000 at a price of $0.00333 per share. The Company realized $20,000 from this subscription.

The above issuances of stock reflect the effect of the Company's stock split effective on January 5, 2010 (see footnote 5).


NOTE 3 - STOCK SUBSCRIPTION RECEIVABLE

In May 2009, the Company issued to its founder 60,000,000 shares of its common stock for a price of $.0000033. Payment for the stock was received on September 9, 2009.

The above issuances of stock reflect the effect of the Company's stock split effective on January 5, 2010 (see footnote 5).


NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting Services - Related Party
-----------------------------------
The Company's founder and majority shareholder provides various consulting services to the Company for which he is compensated. Consultant fees paid were $-0- for the three months ending September 30, 2010, and $15,500 for the period from inception to September 30, 2010.

                  STONE HARBOR INVESTMENTS, INC.
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
            From Inception Through September 30, 2010

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Note Payable - Related Party
----------------------------
On June 24, 2010, the Company received $3,300 as a loan from the Company's founder and majority shareholder for operating expenses. The note has no definitive payment terms and bears no interest. The
Company will pay the balance off when it has the available funds.


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

2. All business functions are coordinated and managed by the founder of our company and consultants to the founder, including other service providers, who assisted the registrant in the preparation of its recently effective S-1A registration statement and who helped to package our business services solutions for small business website and e-commerce projects. The registrant's SEC filings can be found on the www.sec.gov website.

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

To date, we have spent $100,764 for operating expenses. We have spent approximately $61,238 in consulting and professional fees in association with our recent S-1/A registration statement and developing our business plan. In addition, the registrant has paid its president and sole director $15,500 for his services. The registrant spent $1,562 in miscellaneous office supplies and expenses.

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

Results of Operations

For the three months ended September 30, 2010, we had no revenue. Expenses for the three months ended September 30, 2010 totaled $1,985 resulting in a loss of $1,985. Expenses for the three months ended September 30, 2010 consisted of $1,000 in consulting fees and $985 in general and administrative expenses. The decrease in expenses resulted mainly from the completion of our recent public offering.

For the three months ended September 30, 2009, we had no revenue. Expenses for the three months ended September 30, 2009 totaled $16,314 resulting in a loss of $16,314. Expenses for the three months ended September 30, 2009 consisted of professional fees of $15,810, and other general and administrative fees of $504.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $100,764 at September 30, 2010 and a net loss for the three months ended September 30, 2010 of $1,985. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implementing our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2010 we had $323 in cash.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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


ITEM 4. CONTROLS AND PROCEDURES

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

a) Evaluation of Disclosure Controls. Michael Toups, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Toups concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 4. (Removed and Reserved)

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

Dated: November 15, 2010

STONE HARBOR INVESTMENTS, INC.

By: /s/Michael Toups
    ---------------------------
    Michael Toups, Principal Executive Officer
      Principal Financial Officer