Form 10-Q
period 2010-12-31
Stone Harbor Investments, Inc.
filed 2011-02-10
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, February 9, 2011: Common Stock - 78,276,000

                    Stone Harbor Investments, Inc.
                              FORM 10-Q
           For the quarterly period ended December 31, 2010

INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4.  Controls and Procedures                              17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4. (Removed and Reserved)
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             19

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                    STONE HARBOR INVESTMENTS, INC.
                    (A Development Stage Company)
                            Balance Sheets

ASSETS
                                              December 31,   June 30,
                                                  2010         2010
                                              -----------    -------
                                              (Unaudited)   (Audited)

CURRENT ASSETS
   Cash                                         $     274    $   1,743
                                                ---------    ---------
      Total Current Assets                            274        1,743
                                                ---------    ---------
      TOTAL ASSETS                              $     274    $   1,743
                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses           15,628       36,102
   Loans from shareholders                         38,469        3,300
                                                ---------    ---------
      Total Liabilities                            54,097       39,402
                                                ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.00001 par value,
     20,000,000 shares authorized, 0 shares
     issued and outstanding
   Common stock, $0.00001 par value,
     250,000,000 shares authorized, 78,276,000
     and 78,276,000 shares issued and
     outstanding, respectively.                       783          783
   Additional paid-in capital                      60,337       60,337
   Deficit accumulated during the development
     stage                                       (114,943)     (98,779)
                                                ---------     --------
  Total Stockholders' Equity (Deficit)            (53,823)     (37,659)
                                                ---------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                            $     274     $  1,743
                                                =========     ========

                 The accompanying notes are an integral
                   part of these financial statements

                    STONE HARBOR INVESTMENTS, INC.
                    (A Development Stage Company)
                      Statements of Operations
             From Inception through December 31, 2010

                                                                        From Inception
                    Three Months Three Months  Six Months   Six Months   on May 14,
                        Ended       Ended        Ended        Ended     2009 Through
                    December 31, December 31,  December 31, December 31, December 31,
                        2010         2009         2010         2009          2010
                   ------------  -----------   -----------  -----------  -----------
OPERATING EXPENSES

  General and
   administrative   $    14,180  $    19,828   $    16,164  $    36,142  $   114,943
                    -----------  -----------   -----------  -----------  -----------
     Total Operating
      Expenses           14,180       19,828        16,164       36,142      114,943
                    -----------  -----------   -----------  -----------  -----------
INCOME (LOSS) FROM
 OPERATIONS             (14,180)     (19,828)      (16,164)     (36,142)    (114,943)
                    -----------  -----------   -----------  -----------  -----------
OTHER EXPENSES
  Other income                -            -             -            -            -
                    -----------  -----------   -----------  -----------  -----------
INCOME (LOSS) BEFORE
 INCOME TAXES           (14,180)     (19,828)      (16,164)     (36,142)    (114,943)

  Income tax expense          -            -             -            -            -
                    -----------  -----------   -----------  -----------  -----------
NET INCOME (LOSS)   $   (14,180) $   (19,828)  $   (16,164) $   (36,142) $  (114,943)
                    ===========  ===========   ===========  ===========  ===========
BASIC INCOME (LOSS)
 PER COMMON SHARE   $    (0.000) $    (0.000)  $    (0.000) $    (0.000) $    (0.002)
                    ===========  ===========   ===========  ===========  ===========
BASIC WEIGHTED
 AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING         78,276,000   72,935,341    78,276,000   72,548,525   75,327,483
                    ===========  ===========   ===========  ===========  ===========
DILUTED INCOME (LOSS)
 PER COMMON SHARE   $    (0.000) $    (0.000)  $    (0.000) $    (0.000) $    (0.002)
                    ===========  ===========   ===========  ===========  ===========
DILUTED WEIGHTED
 AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING         78,276,000   72,935,341    78,276,000   72,548,525   75,327,483
                    ===========  ===========   ===========  ===========  ===========

                      STONE HARBOR INVESTMENTS, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows

                                                                      From Inception
                                             Six Months   Six Months    on May 14,
                                                Ended        Ended     2009 Through
                                             December 31, December 31,  December 31,
                                                 2010        2009          2010
                                             -----------  -----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $   (16,164) $   (36,142)  $  (114,943)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for legal services            -          250           250
     Increase (Decrease) In Accounts Payable
      and Accrued Expenses                       (20,474)       7,060        15,628
                                             -----------  -----------   -----------
      Net Cash Used in
       Operating Activities                      (36,638)     (28,832)      (99,065)
                                             -----------  -----------   -----------
INVESTING ACTIVITIES
      Net Cash Used in Investing Activities            -            -             -
                                             -----------  -----------   -----------
FINANCING ACTIVITIES
  Loans from shareholders                         35,169            -        38,469
  Common stock issued for cash                         -       20,870        60,870
                                             -----------  -----------   -----------
      Net Cash Provided by
        Financing Activities                      35,169       20,870        99,339
                                             -----------  -----------   -----------
  NET INCREASE (DECREASE) IN CASH                 (1,469)      (7,962)          274

  CASH AT BEGINNING OF PERIOD                      1,743       14,650             -
                                             -----------  -----------   -----------
  CASH AT END OF PERIOD                      $       274  $     6,688   $       274
                                             ===========  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  CASH PAID FOR:

    Interest                                 $          -               $         -
    Income Taxes                             $          -               $         -

                  The accompanying notes are an integral
                    part of these financial statements.

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ending December 31, 2010, the Company recognized no sales revenue and incurred a net loss of $16,164, and had an accumulated deficit of $114,943 as of December 31, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally as part of its business plan, the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
-----------------
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense for the six months ended December 31, 2010 or December 31, 2009 respectively.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at December 31, 2010 and December 31, 2009 respectively the Company had no cash equivalents.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and December 31, 2009 respectively.
                                                        From Inception
                          For the Six      For the Six    On May 14,
                         Months Ended     Months Ended   2009 Through
                          December 31,     December 31,  December 31,
                             2010             2009           2010
                         ------------     ------------  --------------

Net (Loss) Per
 Share- Basic
Net (Loss)               $   (16,164)     $    (36,142) $   (114,943)
Weighted Average
 Shares - Basic           78,276,000        72,548,525    75,327,483
                         -----------      ------------   -----------
Net (Loss) Per share
 - Basic                 $    (0.000)     $     (0.000)  $   (0.002)
                         ===========      ============   ===========
Net (Loss) Per
 Share- Diluted
Net (Loss)               $   (16,164)     $    (36,142)  $  (114,943)

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Weighted Average
 Shares - Diluted         78,276,000        72,548,525    75,327,483
                         -----------      ------------   -----------
Net (Loss) Per share
 - Diluted               $    (0.000)     $     (0.000)  $   (0.002)
                         ===========      ============   ==========

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss of $16,164 for the six months ending December 31, 2010 before provision for income taxes for the following reasons:

                                                  For the Six
                                                  Months Ended
                                                December 31, 2010
                                                -----------------
Income tax expense (benefit) at statutory rate     $   (6,304)
Valuation allowance                                     6,304)
                                                   ----------
Income tax expense                                 $        -)
                                                   ==========

Net deferred tax assets consist of the following components as of:

                                                December 31, 2010
                                                -----------------
NOL carryover                                       $   44,828)
Valuation allowance                                    (44,828)
                                                    ----------
Net deferred tax asset                              $        -
                                                    ==========

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based compensation.
In July 2009, the Company issued 25,000 shares of stock in connection with legal services associated with the Company's S-1 filing. The shares were valued at $.01 per share. An additional 50,000 shares were issued to reflect the Company's stock split effective January 5, 2010 (see footnote 5).

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

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

NOTE 2 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting Services - Related Party
The Company's founder and majority shareholder provides various consulting services to the Company for which he is compensated.
Consultant fees paid were $-0- for the three months ending December 31, 2010, and $15,500 for the period from inception to December 31, 2010.

Note Payable - Related Party
On June 24, 2010, the Company received $3,300 as a loan from the Company's founder and majority shareholder for operating expenses. The note has no definitive payment terms and bears no interest. The
Company will pay the balance off when it has the available funds.

During the quarter ending December 31, 2010, the Company received and additional $35,169 as a loan from the Company's founder and majority shareholder for operating expenses. The note has no definitive payment terms and bears no interest. The Company will pay the balance off when it has the available funds.

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

                     STONE HARBOR INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                From Inception Through December 31, 2010

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

Results of Operations

For the three months ended December 31, 2010, we did not receive any
revenues and had operating expenses of $14,180.   General and
administrative expenses consisted primarily of professional fees. Net loss for the three months ended December 31, 2010 was $14,180.

Comparatively, for the three months ended December 31, 2009, we did not receive any revenues and had operating expenses of $19,828. General and administrative expenses consisted primarily of professional fees. Net loss for the three months ended December 31, 2009 was $19,828.
The significant decrease in general and administrative expenses was mainly due to lower professional fees since the completion of the registrant's registration statement in May 2010.

For the six months ended December 31, 2010, we did not receive any
revenues and had operating expenses of $16,164.   General and
administrative expenses consisted primarily of professional fees. Net loss for the six months ended December 31, 2010 was $16,164.

Comparatively, for the six months ended December 31, 2009, we did not receive any revenues and had operating expenses of $36,142. General and administrative expenses consisted primarily of professional fees. Net loss for the six months ended December 31, 2009 was $36,142.

The significant decrease in general and administrative expenses was mainly due to lower professional fees since the completion of the Company's registration statement in May 2010.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $114,943 at December 31, 2010; a net loss for the six months ended December 31, 2010 and 2009 of $16,164 and 36,142. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implementing our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2010, we had $274 in cash.

For the six months ended December 31, 2010 and 2009, we did not pursue any investing activities.

For the six months ended December 31, 2010, we had loans from shareholders of $35,169 resulting in net cash provided by financing activities of $35,169.

For the six months ended December 31, 2009, we received proceeds from the sale of common stock issued for cash of $20,870 resulting in net cash provided by financing activities of $20,870.

Based upon the above, we do not have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. We estimate the Company needs an additional $35,000 to
implement its business plan over the next twelve months.   The majority
shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations. In addition, we anticipate we will need $25,000 to cover marketing and operational expenses to achieve revenues. The Company estimates it will commence generating sales revenues over the next 12 months after the initiation of our marketing campaign. During this time we believe that we will have identified suitable clients to manage their web development and general business services needs and begin to generate revenues from our targeted marketing approach. This refers to the minimum amount of time that we estimate will be required to generate revenues based on meetings with prospective clients in our local market. Once a prospective client is identified we specify their requirements and negotiate a contract. To date we have not entered into any contracts
or agreements.   We may be unable to successfully implement our
business plan to generate revenues. There can be no assurance that we will be able to identify suitable prospective clients for our services or be able to negotiate contracts on favorable terms.

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

We are still pursuing our plan of operations but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in the discussions with a company regarding the possibility of a reverse triangular merger involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the merger.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

a) Evaluation of Disclosure Controls. Michael Toups, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Toups concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Dated: February 9, 2011

STONE HARBOR INVESTMENTS, INC.

By: /s/Michael Toups
---------------------------
Michael Toups, Principal Executive Officer