Form 10-Q
period 2011-03-31
Stone Harbor Investments, Inc.
filed 2011-05-13
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011

-OR-

☐     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from
_________ to________

Commission File Number:  333-162469

Stone Harbor Investments, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0374885
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification Number)

  450 East Las Olas Blvd.
Suite 830
Ft. Lauderdale, Florida 33301
(Address of principal executive offices) (zip code)

(954) 462-8895
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The number of outstanding shares of the registrant's common stock, as of May 2, 2011: Common Stock – 838,000

Stone Harbor Investments, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2011

PART I
Item I - FINANCIAL STATEMENTS

Stone Harbor Investments, Inc.
Condensed Consolidated Balance Sheets

	As of March 31, 2011 (unaudited)	As of December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$77,802	$53,855
Accounts receivable	8,312	8,312
Inventories	60,538	67,168
Prepaid expenses and other current assets	71,972	136,589
Deferred loan costs	41,912	64,476
Total Current Assets	260,536	330,400

Property and equipment - net	22,356	13,982

Total Assets	$282,892	$344,382

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$362,629	$303,134
Accrued expenses	373,597	257,986
Deferred revenue	16,754	3,544
Notes payable, net of debt discount of $80,039 and $159,569, respectively	1,526,659	1,047,129
Total Current Liabilities	2,279,639	1,611,793

Convertible debentures	270,000	270,000

Contingencies

Stockholders' Deficiency:
Preferred Stock, $0.00001 par value, 20,000,000 shares authorized:
Convertible Series C preferred stock, ($0.001 par value, 157,835 shares authorized, 0 and 157,835 issued and outstanding, respectively)	-	158
Common stock, ($0.00001 par value, 250,000,000 shares authorized, 41,900,000 and 24,159,200 shares issued and outstanding, respectively)	419	242
Additional paid in capital	264,047	329,066
Accumulated deficit	(2,531,213)	(1,866,877)
Total Stockholders' Deficiency	(2,266,747)	(1,537,411)

Total Liabilities and Stockholders' Deficiency	$282,892	$344,382

See accompanying notes to unaudited interim condensed consolidated financial statements.

Stone Harbor Investments, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months ended
	March 31, 2011	March 31, 2010
Net sales	$183,285	$261,358
Cost of sales	70,787	96,777
Gross profit	112,498	164,581
Operating expenses:
Entrepreneur incentives	89,891	174,252
Selling, general and administrative expenses	529,190	225,341
Total operating expenses	619,081	399,593
Loss from operations	(506,583)	(235,012)

Other income (expense):
Interest expense	(157,753)	(26,757)
Total other expense	(157,753)	(26,757)
Net Loss	$(664,336)	$(261,769)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	24,254,650	21,285,600

See accompanying notes to unaudited interim condensed consolidated financial statements.

Stone Harbor Investments, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(664,336)	$(261,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	79,530	5,984
Amortization of debt issuance costs	34,564	562
Depreciation and amortization	2,426	1,595
Changes in operating assets and liabilities:
Decrease (increase) in:
Inventories	6,630	(4,147)
Prepaid expenses and other current assets	64,617	(9,200)
Increase (decrease) in:
Accounts payable	59,495	461
Accrued expenses	115,611	(52,799)
Deferred revenue	13,210	170,513
Net Cash Used In Operating Activities	(288,253)	(148,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase property and equipment	(10,800)	-
Net Cash Used in Investing Activities	(10,800)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	400,000	150,000
Payment of debt issuance costs	(12,000)	(15,000)
Purchase and retirement of treasury stock	(65,000)	-
Net Cash Provided By Financing Activities	323,000	135,000

Net Increase (Decrease) in Cash and Cash Equivalents	23,947	(13,800)
Cash and Cash Equivalents - Beginning of Period	53,855	31,460

Cash and Cash Equivalents - End of Period	$77,802	$17,660

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLIMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C Preferred Stock in connection with reverse merger	$158	$-
Issuance of Common Stock in connection with reverse merger	$176	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The Company evaluated subsequent events through the issuance date of this Form 10-Q.  The results for the interim period are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Form 8-K filed on April 6, 2011, as amended, for the year ended December 31, 2010.

As discussed in Note 12, the Company approved a stock dividend.  As a result, all share and per share amounts have been retroactively restated for the stock dividend and for the recapitalization (see Note 2) in parenthesis.

Note 2 – Organization and Business

Stone Harbor Investments, Inc. was incorporated in Nevada on May 14, 2009.  Source Vitamin was incorporated in Delaware on February 26, 2009.  Source Vitamin has a wholly owned subsidiary, Live The Source “Canada” Ltd (“LTSC”), a Canadian corporation, which was incorporated on June 1, 2010. LTSC is currently inactive.  As the result of a share exchange transaction which occurred on March 31, 2011, Source Vitamin is now a wholly owned subsidiary of Stone Harbor Investments, Inc., and the two entities combined are henceforth referred to as the Company.

The Company is based in Florida and operates in the United States and Canada.  The Company develops and sells high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, which is a form of direct selling. Its customer base comprises two types of customer; “Entrepreneurs” and "Retail Customers." Entrepreneurs are independent distributors of the Company’s products who also purchase the Company’s products for their personal use. Retail Customers purchase the Company’s products strictly for their personal use.

Reverse Merger and Recapitalization

On March 31, 2011, Stone Harbor Investments, a then shell corporation, merged with The Source Vitamin Company (“Source Vitamin”) and Source Vitamin became the surviving corporation. This transaction was accounted for as a reverse merger. Stone Harbor did not have any operations and majority-voting control was transferred to Source Vitamin.  The transaction also requires a recapitalization of Source Vitamin. Since Source Vitamin acquired a controlling voting interest, it was deemed the accounting acquirer, while Stone Harbor was deemed the legal acquirer. The historical financial statements of the Company are those of Source Vitamin and of the consolidated entities from the date of merger and subsequent.

Pursuant to the merger, the Company acquired and cancelled 77,924,000 shares of common stock from Stone Harbor’s majority shareholders for $65,000 and concurrently issued 24,300,000 (486,000) shares of common stock to Source Vitamin stockholders.  Of the 24,300,000 (486,000) shares issued to Source Vitamin shareholders, 172,600 (3,452) shares were placed in escrow for conversion of the convertible debentures.  If the debentures are not converted into common share by the maturity dates, the shares will revert back to the original shareholders of record on the date of merger on a pro rata basis.  Upon the closing of the reverse merger, former Source Vitamin stockholders held 58% of the issued and outstanding shares of common stock.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

In connection with the reverse merger and recapitalization, all share and per share amounts have been retroactively restated.

Note 3 - Liquidity and Management’s Plans

The Company incurred a $664,336 net loss and used $288,253 of cash in operations for the period ended March 31, 2011. As of March 31, 2011, the Company has a $2,531,213 accumulated deficit and working capital deficit of $2,019,103.

The Company does not yet have a sustained history of financial stability. Historically its principal source of liquidity has been the issuances of debt through various debt financing transactions.   On April 6, 2011, the Company raised an additional $3,000,000 in cash through the issuance of convertible notes payable.  See Note 12 for additional funding through the issuance of debt.

Management believes that its cash balances on May 6, 2011 of approximately $2,538,000, current leve1 of working capital, and implementation of marketing and growth strategies in 2011 will be sufficient to sustain operations through March 31, 2012. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require it to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that its efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Note 4 - Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for amortizable software and debt issue costs, accrued expenses, and the fair value of preferred and common stock granted in connection with various transactions.  Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from its estimates.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company minimizes credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. At times, its cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company had no uninsured balances at March 31, 2011.

Inventories

Inventories consist of vitamins and related nutritional products and are carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by the Company to third parties.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from two to five years.  The costs of leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the length of the related lease.  Maintenance and repairs are charged to expense as incurred, costs of major additions and betters are capitalized.  When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income.

Convertible Instruments

The Company reviews all of its convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

a)	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

b)
The hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable guidance with changes in fair value reported in earnings as they occur, and

c)
A separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date. In addition, The Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

For convertible instruments that the Company has determined should not be bifurcated from their host instruments, it records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, The Company record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

Finally, if necessary, the Company will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Revenue Recognition

The Company generates revenue from the direct sales of its vitamin and related nutritional products directly to consumers through its Entrepreneurs. Revenue is recognized when all of the following conditions exist:

(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale.  The compensation plan for the Company’s Entrepreneurs generally does not provide rebates or selling discounts to Entrepreneurs who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Product Return Policy

Refunds are allowed only to Entrepreneurs who have given voluntary termination notices, or for incorrect or defective items.  In these circumstances only, the Company provides a 30-day return policy.

Deferred Revenue

The Company requires cash or credit card payment at the time of sale. Any payments that are received prior to shipment are recorded as deferred revenue until the specific product is shipped as described above, at which time, it is recorded as revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in selling, general and administrative expenses. Advertising expense amounted to $0 for the periods ended March 31, 2011 and 2010.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales.

Entrepreneur Incentives

Entrepreneur incentives expenses include all forms of commissions, compensation, bonuses and other incentives paid to our founder and entrepreneur.

Selling, General and Administrative

Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Entrepreneur event costs, professional fees and marketing.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the statement of operations, depending on the nature of the services provided.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “ Income Taxes ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-10 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010, The Company did not record any liabilities for uncertain tax positions.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the year ended March 31, 2011 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:
For the Period Ended March 31, 2011
Convertible Debentures	172,600
172,600

Note 5 - Fair Value

The fair value of its financial assets and liabilities reflects its estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on its assessment of the assumptions that market participants would use in pricing the asset or liability.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Note 6 - Prepaid expenses and other current assets

	March 31, 2011	December 31, 2010
Credit card reserves	$40,000	$71,839
Prepaid expenses	22,127	21,377
Prepaid inventory costs	8,825	18,373
Prepaid professional fees	-	20,000
Advances to salesman	1,020	5,000
Prepaid expenses and other current assets	$71,972	$136,589

Credit card reserves are cash collateral that is being held by the credit card processor to assure compliance with the individual processor’s policies, guidelines, and/or practices.

Note 7 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010	Estimated Useful Life
Equipment and software	$23,864	$23,864	2-5years
Leasehold Improvements	10,800	-	2 years
Less: Accumulated depreciation and amortization	(12,308)	(9,882)
Property and equipment, net	$22,356	$13,982

Depreciation and amortization for the periods ended March 31, 2011 and 2010 was $2,426 and $ 1,595 respectively.

Note 8 - Debt and Other Financing

Notes Payable

During June 2009, the Company entered into a $100,000 unsecured promissory note with a third party.  The note bears interest at fifteen percent per annum and was due on December 31, 2010.  In connection with the note, the Company agreed to issue 157,835 shares of Source Vitamin’s convertible preferred series C stock (see Note 9).  The preferred stock was valued at a fair value of $6,313 which was recorded as a debt discount to be amortized over the life of the note.  For the three months ended March 31, 2011 and 2010, $0 and $1,076 was amortized to interest expense. The note and all accrued interest were subsequently paid off as part of two $350,000 promissory notes the Company entered into during November 2010.

                During June and July 2009, the Company entered into three unsecured promissory notes totaling $290,000 with a third party.  The notes bear interest at fifteen percent per annum and matured between June 22 and November 1, 2010.  In connection with these notes, the Company agreed to issue 533,904 shares of Source Vitamin’s convertible preferred series A stock.  The preferred stock was valued at a fair value of $21,356 which was recognized as a debt issue cost to be amortized over the life of the notes.  For the three months ended March 31, 2011 and 2010, $0 and $4,908 was amortized to interest expense.  The Company used the net proceeds received from these notes to provide working capital.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

On September 16, 2010, the Company entered into a subscription agreement with the notes holder to purchase 2,646,850 (52,937) shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 (907) shares of common stock at par. As a consideration of this agreement the notes holder agreed to (1) extend the maturity dates of the three notes (two of which had expired) to June, 30, 2011, (2) add all accrued interest of $59,059 to the principle balance, and extend any accruing and unpaid interest until the extended maturity date, (3) waive all rights, titles and interest in the 533,904 shares convertible preferred series A stock originally issued and (4) waive any loan defaults prior to the subscription agreement.  The option is exercisable upon certain conditions, including merging with a publicly traded company.  322,850 (6,457) shares of the common stock issued were deemed to be for the conversion of convertible series A preferred stock that is cancelled as part of this agreement, and the remaining 2,324,000 (46,480) shares were valued at fair value of $226,209 and was recognized as a debt discount and amortized over the remaining life of the notes.  The option was valued at fair value of $4,425 using the black scholes valuation model and was also recognized as debt discount (see Note 9). These notes are subordinated to the two $350,000 promissory notes below and shall automatically be exchanged, in the event of a merger with a public company, for new convertible promissory notes and warrants with similar terms and conditions to the Company’s expected public financing.  For the three months ended March 31, 2011 and 2010, $72,324 and $0 was amortized to interest expense.

During March 2010, the Company entered into an unsecured promissory note for $150,000.  The note bears interest at ten percent per annum and was due on February 28, 2011.  In accordance with this note, the Company paid $15,000 of debt issuance cost.  On September 22, the Company issued 226,750 (4,535) shares of common stock to the note holder in exchange for an extension of the note maturity date to June 30, 2011, changes to repayment provisions so that accrued interest of $7,639 were added to the principle balance, and extend any accruing and unpaid interest until the extended maturity date. The shares were valued at fair value of $22,500 and recognized as a debt discount and amortized over the remaining life of the note.  The note is subordinated to the two $350,000 promissory notes below and shall automatically be exchanged, in the event of a merger with a public company, for new convertible promissory notes and warrants with similar terms and conditions to the Company’s expected public financing.  For the three months ended March 31, 2011 and 2010, $7,206 and $0 was amortized to interest expense.

During August 2010, the Company entered into two $50,000 promissory notes.  The notes bear interest at eight percent per annum and are due on September 15, 2010.  These notes were refinanced and cancelled as part of the November 2010 debt deal as discussed below.

During November 2010, the Company entered into two $350,000 promissory notes.  The notes refinanced the two $50,000 notes discussed above, bear interest at ten percent per annum, and are due on June 30, 2011.  The notes are collateralized by 17,303,300 (346,066) of the founder’s shares and are guaranteed by the founder.  In connection with subordination agreement with the holders of the $290,000 and the $150,000 promissory notes, the note holders of the two $350,000 promissory notes further agree to convert the debt, in the event that the Company merges with a public company, at the same terms and conditions as the public financing.  In connection with these notes the company incurred debt issue costs of $74,315 comprised of private placement and legal fees.

Convertible Debentures

During October 2009, the Company issued a $200,000 Convertible Note Payable (the “Convertible Note”).  The Convertible Note has a three year term maturing October13, 2012, bears interest at an annual rate of ten percent per annum and is unsecured.  The Company used the net proceeds received from this Convertible Note to provide working capital.

The Convertible Note is convertible at the option of the holder, in whole or in part, into 81,700 (1,634) shares of the Company’s common stock.  The conversion price may be adjustable for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

The Company evaluated the conversion feature embedded in the Convertible Note to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative and if a beneficial conversion feature exists. The Company has determined that no beneficial conversion feature exists and determined that since the exercise price of the convertible debt does not contain variable conversion features, such conversion feature should not be bifurcated from its host instrument and accounted for as a freestanding derivative.

During August and September 2010, the Company issued two Convertible Notes Payable (the “September Convertible Notes”) totaling $70,000.  The September Convertible Notes have terms maturing in February 2012, bear interest at an annual rate of eight percent per annum and is unsecured.  The Company used the net proceeds received from this September Convertible Notes to provide working capital.

The September Convertible Notes are convertible at the option of the holders, in whole or in part, into 90,900 (1,818) shares of its common stock.  The conversion price was adjustable for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events.

The Company evaluated the conversion feature embedded in the September Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The Company determined that since the exercise price of the convertible debt does not contain variable conversion features, such conversion feature should not be bifurcated from its host instrument and accounted for as a freestanding derivative.

Expected repayments of the notes payable are as follows:

For the Year Ended December 31,
2011	$1,606,698
2012	270,000
$1,876,698

Note 9 - Stockholders’ Deficiency

Preferred Stock

The Company has authorized total of 20,000,000 shares of $0.00001 par value preferred stock.

Source Vitamin’s Convertible Series C Preferred Stock

Source Vitamin’s Convertible Series C Preferred Stock (“Series C PS”) has voting rights equivalent to one vote per share, no liquidation preference, and are entitled to receive dividends equal to three percent of the Source Vitamin’s net income to be paid quarterly. Each share of the Series C PS is convertible into one share of the Source Vitamin’s common stock at the election of the holder, however if all accrued dividends have been paid by July 1, 2012, all outstanding shares automatically convert to common shares. Source Vitamin authorized and issued 157,835 shares of the Series C PS in connection with one promissory notes totaling $100,000 to one individual (see Note 8).  These shares were converted to 95,450 (1,909) common shares in connection with the reverse merger that occurred on March 31, 2011.

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Common Stock

On March 2, 2009, the Company issued 21,285,600 (425,712) founders shares of common stock for no consideration upon formation of Company.

On March 31, 2011, the Company issued 17,600,000 (352,000) shares common stock in connection with the reverse merger (Note 2).

On September 16, 2010, the Company entered into a subscription agreement with the notes holder of the three promissory notes totaling $290,000 to purchase 2,646,850 (52,937) shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 (907) shares of common stock at par (see Note 8).    The options were exercised in connection with the reverse merger that occurred in March 31, 2011 (Note 2).  Options issued in connection with the subscription agreement were recognized as a debt discount and amortized over the remaining life of the notes and valued at a fair value of $4,425 using the black scholes valuation model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	27.32%
Expected term – embedded conversion option	5 years
Risk free interest rate	.20%
Expected forfeitures	100%

On September 22, 2010, the Company issued 226,750 (4,535) share of common stock to the note holder of the unsecured $150,000 promissory note (see Note 8) in exchange for an extension of the notes maturity date to June 30, 2011, changes to repayment provisions so that all accrued interest is due on the maturity date and to remedy any defaults on the notes.  The shares were valued at fair value of $22,500 and recorded as a debt discount and amortized over the remaining life of the note.

Stock Options

On March 30, 2011, the Company’s Board and shareholders approved its 2011 Stock Option Plan, which has 12,000,000 shares reserved for issuance to officers, directors, employees and consultants.

On March 31, 2011, the Company granted 3,000,000 options to its Chief Executive Officer (Note 10).  The options have an exercise price based on the fair market price or $0.02 per share and can be exercised over five years.  The exercise price was based on a valuation performed by an independent third party.  1,000,000 options to vest on each one year anniversary of the granted date, and all then unvested options to automatically vest on the date upon which the Company’s aggregate gross revenues reach $50,000,000.  These options had a fair value of $27,367 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.24%
Expected dividend yield	0%
Expected volatility	50%
Expected life	5 years
Expected forfeitures	0%

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

The following table summarizes our stock option activity for the period from December 31, 2010 through March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	—	—	—	—
Granted	3,000,000	$0.02	5.0	—
Forfeited or Cancelled	—	—	—	—
Balance at March 31, 2011	3,000,000	0.02	5.0	$—
Exercisable at March 31, 2011	—	$—	—	$—

Total unamortized compensation expense related to stock options at March 31, 2011 amounted to $27,367 and is expected to be recognized over three years.

 Note 10 - Related Party Transactions

The founder and Chairman of the Board of Directors had an agreement with the Company whereby he is to receive a bonus of five percent of eligible monthly sales.  As a result of this agreement, the Company recorded bonus expense of $8,256 and $11,434 to the founder for the periods ended March 31, 2011 and 2010, respectively.  This agreement ended effective May 1, 2011.

As of March 31, 2011, the Company owed the founder $35,139 in accounts payable.

On March 31, 2011, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”) and a consulting agreement with its Chairman of the Board of Directors (Chairman”). These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with the Company’s company during their term, affirm the Company’s rights respecting the ownership and disclosure of trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the Company’s employees will participate in its standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. The provisions of the individual agreements are summarized below:

Stone Harbor Investments, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

•
Under the terms of his employment agreement effective March 31, 2011, which has a term of three years and terminates on March 30, 2014 and which shall automatically renew for successive one year periods unless either the Company or the CEO gives written notice of termination at least three months in advance of the end of the initial period of the agreement or any renewal period thereof, the CEO receives an annual salary of $200,000 (with salary commencing on May 1, 2011), a quarterly bonus of 1% of the Company’s gross revenue from direct sales of Company products for the just completed fiscal quarter due out of the Company’s net revenues for such quarter and due no later than 30 business days after the end of each fiscal quarter, and 5-year options to purchase our common stock with exercise prices equal to the market price per share of the Company’s common stock on the grant date as follows: (i) 3,000,000 options to be granted on March 31, 2011, with 1,000,000 options to vest on each one year anniversary of the granted date, and all then unvested options to automatically vest on the date upon which the Company’s aggregate gross revenues reach $50,000,000; and (ii) 1,000,000 options to be granted on the date on which the Company’s aggregate gross revenues reach $25,000,000, which options shall vest immediately on the grant date thereof.

•
Under the terms of his consulting agreement March 31, 2011, which has a term of three years and terminated on March 30, 2014 and which shall automatically renew for successive one year periods unless the Company notifies the Chairman in writing prior to the end of the initial period of the agreement or any renewal period thereof, the Chairman receives an annual consulting fee of $150,000 (which fee shall commence on May 1, 2011).

Note 11 - Contingencies

Economic Risks and Uncertainties

The recent global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit its access to capital, but also make it difficult for its customers, its vendors and us to accurately forecast and plan future business activities.

Legal Proceedings

From time to time, the Company is periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this Report, the Company is not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

Note 12 - Subsequent Events

On April 6, 2011, the Company raised an additional $3,000,000 in cash through the issuance of convertible notes payable.  In addition, $1,690,376 of outstanding notes payable and accrued interest as of the funding date were exchanged for new convertible notes payable and warrants with similar terms and conditions as the new $3,000,000 convertible notes payable.  The notes bear interest at ten percent and the interest is payable semi annually.  The notes have a two year maturity date.

On April 21, 2011, the Company filed an amendment to its articles of incorporation in Nevada to change its name to LTS Nutraceuticals, Inc.  Its directors and shareholders also approved a stock dividend to its shareholders pursuant to which the shareholders shall receive 49 additional shares of Company’s common stock for each share of Company’s common stock owned.     All share and per share amounts have been retroactively restated.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Current Report on Form 8-K, which was filed with the United States Securities and Exchange Commission (the “SEC”) on April 6, 2011 and is available on the SEC’s website.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” The Source,” “we.” “our” and “us” for the period prior to the closing of the reverse merger on March 31, 2011 discussed below, refer to The Source Vitamin Company, Inc., a privately held Delaware corporation that is now our wholly owned subsidiary, and references to the “Company,” Stone Harbor,” “we.” “our” and “us” for the period subsequent to the closing of the reverse merger on March 31, 2011, refer to Stone Harbor Investments, Inc., a Delaware corporation that is a publicly traded company, and its subsidiary, The Source Vitamin Company, Inc.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Report on Form 8-K as filed on April 6, 2011 with the United States Securities and Exchange Commission, or the SEC.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to estimated lives for amortizable software and debt issuance costs, accrued expenses and the fair value of preferred and common stock granted in connection with various transactions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Merger and Subsequent Events

Merger

On March 31, 2011, pursuant to a share exchange transaction, Source Vitamin merged with and into the Company to become the Company’s principal operating business (“Merger”).  Prior to the merger, the Company’s had no operations, referred to in this Current Report as the “Pre-Merger Business.”

In connection with the Merger, the former shareholders of Source Vitamin exchanged their ownership interests for common stock of the Company.  As a result of this exchange the former shareholders of the Source Vitamin own approximately 58% of the Company’s outstanding common stock, before adjusting for any conversion or exercise of any of the Company’s convertible or exchangeable equity or debt instruments into common shares of the Company.

Subsequent events

Following consummation of the merger, on April 6, 2011, the Company raised an additional $4,690,376 through the sale of convertible promissory notes and warrants, referred to throughout this Current Report as the “Offering”.  Of the $4,690,376 raised, $1,690,376 was used to convert existing bridge loan and other notes payable outstanding (along with accrued interest thereon) as of the time of the Merger into convertible promissory notes with the same terms and rights as the other notes issued under the Offering.

On April 21, 2011, the Company filed an amendment to its articles of incorporation in Nevada to change its name to LTS Nutraceuticals, Inc.  Its directors and shareholders also approved a stock dividend to its shareholders pursuant to which the shareholders shall receive 49 additional shares of Company’s common stock for each share of Company’s common stock owned.     All share and per share amounts have been retroactively restated.

Company Overview

We are based in Florida and operate in the United States and Canada. We develop and sell high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer; "Entrepreneurs" (formerly called “distributors”) and "Retail Customers." Entrepreneurs are independent distributors of our products who also purchase the products for their personal use. Retail Customers purchase our products strictly for their personal use. At March 31, 2011 and 2010, we had approximately 3,407 and 2,976, respectively, Entrepreneurs and Retail Customers in North America.

We have ongoing operations in the United States and Canada.  We began shipping products in the United States during June 2009 and in Canada during April 2010.  Sales from the U.S. for the three months ended March 31, 2011 and 2010 were $132,605 and $261,358 respectively, it represents a 49% decrease of the United States total sales in 2011 over 2010. The decrease is mainly attributed to the Company lacking sufficient working capital to manufacture enough product to fulfill sales orders in a timely manner.  As a result, our entrepreneurs reduced their orders and even began to focus their efforts selling products of our competitors. Sales from Canada for the three months ended March 31, 2011 and 2010 were $50,680 and $0 respectively.  The increase is a result we did not have any revenues in Canada for the three months ended March 31, 2010.

As a developer and manufacturer of nutritional and personal care products, we utilize a direct selling model for the distribution of our products. The success and growth of our business is primarily based on our ability to attract new Entrepreneurs and retain existing Entrepreneurs to sell and consume our products. Additionally, it is important to attract and retain Retail Customers, many of whom are loyal consumers of our products. We believe that our ability to attract and retain Entrepreneurs and Retail Customers to sell and consume our products is influenced by a number of factors. Some of these factors include: the growing desire for a secondary source of income and small business ownership, the general public's heightened awareness and understanding of the connection between diet and long-term health, and the aging of the worldwide population, as older people generally tend to consume more nutritional supplements.

We believe that our high-quality products and our anticipated financially rewarding entrepreneur compensation plan are the key components to attracting and retaining Entrepreneurs and the continued success and growth of our business. To support our Entrepreneurs in building their businesses, we will sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Entrepreneurs in their business development and to provide a forum for interaction with some of our Entrepreneurs with leaders and members of our management team. We will also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our associates.

In addition to Company-sponsored meetings and sales tools, we will maintain a website exclusively for our entrepreneurs where they can stay up-to-date on the latest news, obtain training materials, manage their personal information, enroll new customers, shop, and register for Company-sponsored events.

Expansion Plans

Our international operations were initiated by launching in Canada in April 2010.  As discussed in the Liquidity section below, we are currently exploring additional future expansion plans that include entry into new foreign markets and potential acquisition targets.  We have identified several products and foreign markets in Europe, Asia and South America to be considered for future expansion.  Furthermore, we are considering mergers and acquisitions of network marketing or retail/wholesale nutraceutical companies that offer synergy with the Company’s operations.

We are also in the planning stages of introducing diet centers to be known as “Symbiotic Diet Centers”.  These centers will be company – owned and staffed and will be venues where entrepreneurs and end-user clients can receive customized nutritional counseling and find all of our products for sale.  Specifically, these centers will offer:

	Personalized nutritional information and counseling
	Programs for weight management and maintenance
	The ability to solidify relationship between the Company, its entrepreneurs and its end-user clients.

We plan to introduce these centers in the first quarter of 2012 initially in the following locations:  Fort Lauderdale, Florida, Columbus, Ohio, Los Angeles, California, New York, NY, Atlanta, Georgia, British Columbia, Canada, and Toronto, Canada.  We plan to roll out locations at the rate of two per calendar quarter.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company generates revenue from the direct sales of its vitamin and related nutritional products directly to consumers through its entrepreneur. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale.  The compensation plan for the Company’s entrepreneurs generally does not provide rebates or selling discounts to those who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Deferred Revenue

The Company requires cash or credit card payment at the time of sale. Any payments that are received prior to shipment are recorded as deferred revenue until the specific product is shipped as described above, at which time, it is recorded as revenue.

Results of Operations

We currently generate revenue exclusively from the sale high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, which is a form of direct selling.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

Comparison of the three months ended March 31, 2011 and 2010

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change (Dollars)	Change (Percentage)
Net Sales	$183,285	$261,358	$(78,073)	(30)%
Cost of Sales	70,787	96,777	(25,990)	(27)%
Gross Profit	112,498	164,581	(52,083)	(32)%
Entrepreneur incentives	89,891	174,252	(84,361)	(48)%
Selling, General and Administrative	529,190	225,341	303,849	135%
Total Operating Expenses	619,081	399,593	219,488	55%
Loss from Operations	(506,583)	(235,012)	(271,571)	(116)%

Interest Expense	(157,753)	(26,757)	(130,996)	490%
Net Loss	$(664,336)	$(261,769)	$(402,567)	(154)%

Net Sales

Net sales for the three months ended March 31, 2011 and 2010 were $183,285 and $261,358 respectively.  Net sales decreased $78,073 or 30%, in 2011 over 2010, the decrease is mainly attributed to the Company lacking sufficient working capital to manufacture enough product to fulfill sales orders in a timely.  As a result, our entrepreneurs reduced their orders and even began to focus their efforts selling products of our competitors.  Management expects this trend to reverse during the following months as the Company raised $3,000,000 in a private placement (see Note 12 in our condensed financial statements) which will provide management with sufficient working capital to implement new marketing and growth strategies.

Gross Profit

Gross profit for the three months ended March 31, 2011 and 2010 were $112,498 and $164,581 which represents 61% and 63% of the total revenues respectively. The Gross Profit decreased $52,083 or 32% in 2011 over 2010 due to the reduction of the revenue.  The Gross profit for 2011 of 61% decreased from 63% for 2010 due to increase in material and production costs for one of our products and a sales promotion in 2011 where we provided free product bundled in kits.  Cost of sales for the three months ended March 31, 2011 and 2010 were $70,787 and $96,777 which represents a 39% and $37% respectively of the Net sales for the periods, this is a decrease of $25,990 or 27% in 2011 over 2010.

Entrepreneur Incentives

Entrepreneur incentives decreased to $89,891 for the three months ended March 31, 2011 compared to $174,252 for the three months ended March 31, 2010, a decrease of $84,361 or 48%.  The decrease in entrepreneur incentives is primarily due to the decrease in net sales in addition to a decrease in the number of active distributors as well as the higher ranked entrepreneurs in 2011 compared to 2010.

 Selling, General and Administrative

Selling, general and administrative increased to $529,190 for the three months ended March 31, 2011 compared to $225,341 for three months ended March 31, 2010.  Selling, general and administrative expenses increased by $303,849 or 135% in 2011 over 2010.  The increase is primarily due to approximately $188,000 of professional fees pertaining to accounting, auditing and legal fees relating to the merger transaction and approximately $65,000 of salary expense of employees that we did not have in 2010.

Interest Expense

Interest expense increased to $157,753 for the three months ended March 31, 2011 compared to $26,757 for the three months ended March 31, 2010.  Interest expense increased by $130,996 or 490% largely due to increasing our outstanding debt of $729,520 at March 31, 2010 to $1,796,659 at March 31, 2011.   Also included in interest expense was accretion of note discounts and amortization of deferred loan costs.  $79,531 of note discount accretion and $34,564 of deferred loan cost amortization was recorded for the three months ended March 31, 2011 compared to $5,984 and $562, respectively, for the period ended March 31, 2010, largely due to note modifications and the note transaction that occurred during the last four months of 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2011, we incurred a net loss of $664,336 and used $288,253 in cash from our operations primarily as a result of our net loss offset by non cash expenses of $116,521, a decrease in inventory and increases in accounts payable, accrued expenses and deferred revenues. In addition, at March 31, 2011, we had a working capital deficit of $2,019,103 and an accumulated deficit of $2,531,213.

During the three months ended March 31, 2011, our investing activities used net cash of $10,800 to purchase fixed assets and our financing activities generated $323,000 in net proceeds from the issuance of a $400,000 promissory note offset by $65,000 to purchase treasury stock in connection with the reverse merger.

On April 6, 2011, the Company raised an additional $3,000,000 through the sale of $4,690,376 in convertible promissory notes and warrants.   Of the $4,690,376 raised, $1,690,376 was used to convert existing bridge loan and other notes payable outstanding (along with accrued interest thereon) as of April 6, 2011 into convertible promissory notes with the same terms and rights as the other notes issued under the offering.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt securities, including promissory notes and convertible debentures.  Management believes that our cash balance on May 6, 2011 of approximately $2,538,000 million, current level of working capital, and implementation of marketing and growth strategies in 2011 will be sufficient to sustain operations through at least March 31, 2012.

There can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Related Party Transactions

The founder has an agreement with Source Vitamin whereby he is to receive a bonus of five percent of eligible monthly sales through March 31, 2011.  As a result of this agreement, the Company recorded bonus expense of $8,256 and $11,434 to the founder for the periods ended March 31, 2011 and 2010, respectively.

See “Related Party Transactions” in our footnotes to our condensed consolidated financial statements for a description of an employment agreement with our CEO and a consulting agreement with our founder.

Off-Balance Sheet Arrangements

With the exception of operating leases, the company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.  The Company enters into operating leases for property.  See notes to the interim condensed consolidated financial statements for additional information on the Company’s operating leases.

New Accounting Pronouncements

There are no recent accounting pronouncements not yet adopted by the Company that are material.

Forward-Looking Statements

This report contains forward-looking statements including future expansion plans, profitability and liquidity, our expectations regarding revenue, our belief regarding decreased revenues, our belief regarding having sufficient cash and our belief regarding working capital.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the future price of material used in the manufacture of our products, the effectiveness of our advertising campaigns, future economic conditions, the condition of the global credit and capital markets and the willingness of people to use our products.

Further information on our risk factors is contained in our filings with the SEC, including our Form 8-K filed on April 6, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The registrant is subject to certain market risks, including changes in interest rates and currency exchange rates.  The registrant does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, Stone Harbor Investments, Inc. (“Stone Harbor” or the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”), with The Source Vitamin Company, Inc. (“Source Vitamin”) and the shareholders of Source Vitamin. Pursuant to the Exchange Agreement, which closed on March 31, 2011 (the “Closing Date”), the Company issued 24,300,000 (486,000) shares of the Company’s common stock to the shareholders of Source Vitamin (the “Acquisition Shares”), representing approximately 58% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding common stock of Source Vitamin.

On April 6, 2011, the Company entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell secured convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $5,000,000. Pursuant to the Subscription Agreement, on April 6, 2010, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,690,376.34 (the “Private Placement”). The Notes are secured by a senior security interest in all of the assets of the Company and its subsidiaries. The Notes are convertible into common stock of the Company at an exercise price of $0.50 per share, subject to adjus tment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Company intends to effect a 50:1 forward stock split of its Common Stock as a dividend, and this stock split shall not affect the exercise price of the Notes which shall remain at $.50 per share after the effectiveness of the stock split. The Notes mature two years from the date of issuance. The Notes bear interest at the rate of 10% per annum due and payable in cash semi-annually in arrears commencing six months from the date of closing and upon maturity. If an event of default has not occurred, the Company may elect to make any interest payments in shares of its common stock at a discount of 20% to the VWAP (volume weighted average price) for the Company’s common stock for the five final trading days directly preceding such semi annual interest payment date. In the eve nt (i) the Company is prohibited from issuing shares issuable upon conversion of a note, (ii) upon the occurrence of any other event of default, that continues beyond any applicable cure period, (iii) a change in control occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any subsidiary, then at the noteholder’s option, the Company must pay to each noteholder, a sum of money determined by multiplying up to the outstanding principal amount of the note designated by each such noteholder by, at the noteholder’s election, the greater of (x) 120%, or (y) a fraction the numerator of which is the highest closing price of the Company’s common stock for the thirty days preceding the date demand is made by the noteholder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due. The Company has also i ssued to the Investors two warrants (collectively, the “Warrants”) to purchase common stock for each one share of Company common stock purchased on the closing date of the Private Placement . The Warrants will have a five-year term, may be exercised on a cashless basis (commencing twelve months after the closing date of the Private Placement only if the common stock underlying the Warrants is not included for public resale in an effective registration statement), and have an exercise price of $0.50, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstandin g shares of common stock following such conversion or exercise. Pursuant to the Subscription Agreement, the Investors shall have demand and piggyback registration rights. The Company’s obligations under the Notes are guaranteed by Source Vitamin Company, the Company’s wholly owned subsidiary.

Pursuant to an escrow agreement entered into between the Company, the Investors, and Grushko & Mittman, P.C., as escrow agent, $1,500,000 from the sale of the Notes will continue to be held in escrow in a non-interest bearing account and released to the Company or on the Company’s behalf not more frequently than one time each ten days. A request for release must be made in writing to the Escrow Agent and Collateral Agent. The request must include a copy of unanimously adopted resolutions of the board of directors of the Company certified by the secretary of the Company and the Company’s chief financial officer that (i) the Company is requesting a release of funds and the details thereof including the amount, purposes, and wire delivery instructions, (ii) that such requested funds are for reimbursement of funds which were timely employed in conformity in all material respects with the use of proceeds set forth on Schedule 9(e) to the Subscription Agreement under the heading “Use of Proceeds to be Reimbursed After Closing”, and (iii) an Event of Default, or an event that with the giving of notice or the passage of time could become an Event of Default, has not occurred. The Company must provide to Collateral Agent reasonably satisfactory proof that the funds for which reimbursement is sought had been used for the purposes described in part (ii) of the previous sentence. The Escrow Agent may not release any funds if an objection to such release has been made by Collateral Agent. Deviations from Schedule 9(e) to the Subscription Agreement may be made subject to the written approval of the Collateral Agent. 9(e) contemplates the entire $1,500,000 will be used for public relations and investor relations services rendered by a direct marketing firm under t he Company’s direction to implement and manage a direct mail correspondence program. The Company believes that this program will be beneficial for its business and keeping its shareholders apprised of its progress. Unless postponed by the Company and Collateral Agent, any funds retained in escrow on the nine month anniversary of the Closing Date will be released to Subscribers requesting such release in proportion to the relative amount of Note principal held by all Subscribers as of such nine month anniversary date. Upon release to the Subscribers, such sums shall be applied against amounts outstanding on the Notes in the manner set forth in the Notes.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2011

STONE HARBOR INVESTMENTS, INC.

By: /s/Jerry Rayman
Jerry Rayman, Principal Executive Officer and
Principal Financial and Accounting Officer