Form 10-Q
period 2011-06-30
LTS Nutraceuticals, Inc.
filed 2011-08-15
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011

-OR-

☐      Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from
_________ to________

Commission File Number:  333-162469

LTS Nutraceuticals, Inc.
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No ☒

The number of outstanding shares of the registrant's common stock, as of August 15, 2011:  42,100,000

LTS Nutraceuticals, Inc.
FORM 10-Q
June 30, 2011

PART I
Item I - FINANCIAL STATEMENTS

LTS Nutraceuticals, Inc.
Condensed Consolidated Balance Sheets

	As of June 30, 2011 (unaudited)	As of December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$93,853	$53,855
Restricted cash	1,325,600	-
Accounts receivable	523,439	8,312
Inventories	60,417	67,168
Prepaid expenses and other current assets	553,194	136,589
Deferred loan costs	38,884	64,476
Total Current Assets	2,595,387	330,400

Property and equipment – net	32,419	13,982
Intangible Asset – net	797,778	-
Total Assets	$3,425,584	$344,382

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$272,958	$303,134
Accrued expenses	277,586	205,612
Accrued interest	149,132	52,374
Accrued rebate liability	382,074	-
Deferred revenue	14,379	3,544
Derivative liabilities	4,906	-
Current portion of convertible debentures	70,000	-

Total Current Liabilities	1,171,035	564,664

Convertible debentures	200,000	270,000
Accrued Licensing Fee	800,000	-
Convertible notes payable, net of debt discount of $0 and $159,569, respectively	4,690,376	1,047,129
Total Liabilities	$6,861,411	$1,881,793
Stockholders' Deficiency:
Preferred Stock, $0.00001 par value, 20,000,000 shares authorized:
Convertible Series C preferred stock, ($0.001 par value, 157,835 shares authorized, 0 and 157,835 issued and outstanding, respectively)	-	158
Common stock, ($0.00001 par value, 250,000,000 shares authorized, 42,100,000 and 24,159,200 shares issued and outstanding, respectively)	421	242
Additional paid in capital	274,342	329,066
Accumulated deficit	(3,710,590)	(1,866,877)
Total Stockholders' Deficiency	(3,435,827)	(1,537,411)
Total Liabilities and Stockholders' Deficiency	$3,425,584	$344,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LTS Nutraceuticals, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Gross sales	$760,579	$486,538	$943,864	$747,896
Reserve for rebates	382,074	-	382,074	-
Net Sales	378,505	486,538	561,790	747,896
Cost of Sales	293,957	154,628	372,268	251,406
Gross Profit	84,548	331,910	189,522	496,490
Operating expenses:
Entrepreneur incentives	214,265	95,086	304,155	269,338
Selling, General and administrative expenses	802,185	285,396	1,323,851	510,738
Total operating expenses	1,016,450	380,482	1,628,006	780,076
Loss from Operations	(931,902)	(48,572)	(1,438,484)	(283,586)

Other Expense:
Change in fair value of derivative liability	(4,906)	-	(4,906)	-
Interest expense	(242,571)	(34,560)	(400,324)	(61,317)
Total Other Expense	(247,477)	(34,560)	(405,230)	(61,317)
Net Loss	$(1,179,379)	$(83,132)	$(1,843,714)	$(344,903)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.02)
Weighted average number of common shares outstanding during the period - basic and diluted	41,963,736	21,285,600	33,158,113	21,285,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

LTS Nutraceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,843,714)	$(344,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	159,569	11,111
Amortization of debt issuance costs	81,592	4,496
Depreciation and amortization	10,287	3,191
Change in fair value of derivative liability	4,906	-
Stock based compensation	10,297	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(515,127)	-
Inventories	6,751	9,871
Prepaid expenses and other current assets	(416,604)	(49,390)
Increase (decrease) in:
Accounts payable	(30,177)	90,791
Accrued expenses	71,974	40,970
Accrued interest	159,911	45,747
Accrued rebate liability	382,074	-
Deferred revenue	10,835	30,188
Net Cash Used In Operating Activities	(1,907,426)	(157,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(1,325,600)	-
Cash paid to purchase property and equipment	(26,501)	-
Net Cash Used in Investing Activities	(1,352,101)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,420,525	150,000
Payment of debt issuance costs	(56,000)	(15,000)
Purchase and retirement of treasury stock	(65,000)	-
Net Cash Provided By Financing Activities	3,299,525	135,000

Net Increase (Decrease) in Cash and Cash Equivalents	39,998	(22,928)
Cash and Cash Equivalents - Beginning of Period	53,855	31,460

Cash and Cash Equivalents - End of Period	$93,853	$8,532

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLIMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C Preferred Stock in connection with reverse merger	$158	$-
Issuance of Common Stock in connection with reverse merger	$176	$-
Accrued licensing fee	$800,000	$-
Effect of recapitalization	$39,818	$-
Conversion of accrued interest into convertible notes payable	$63,153	$-
Conversion of notes payable into convertible notes payable	$1,606,128	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. LTS Nutraceuticals, Inc. (the “Company”) evaluated subsequent events through the issuance date of this Form 10-Q.  The results for the interim period are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited year end financials for the year ended December 31, 2010, as filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2011.

Note 2 – Organization and Business

Stone Harbor Investments, Inc. was incorporated in Nevada on May 14, 2009, and changed its name to LTS Nutraceuticals, Inc. on April 21, 2011.  The Company has three direct subsidiaries and one indirect subsidiary.

•
The Source Vitamin Company, Inc. (“Source Vitamin”) was incorporated in Delaware on February 26, 2009.  As the result of a share exchange transaction which occurred on March 31, 2011, Source Vitamin is now a wholly owned subsidiary of the Company, and the Company, Source Vitamin, LTSC (defined below), LTS Brands and Livethesource (both referenced below), are collectively hereinafter referred to as the “Company”.)

•	Source Vitamin has a wholly owned subsidiary, Live The Source “Canada” Ltd (“LTSC”), a Canadian corporation, which was incorporated on June 1, 2010. LTSC is currently inactive.
•	LTS Brands, Inc. and Livethesource, Inc. were incorporated in Nevada on June 17, 2011 and were inactive as of June 30, 2011.

The Company is based in Florida and develops and sells high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, and other products through its retail marketing channel.
•
The customer base for products sold by the network marketing system comprises two types of customer: “Entrepreneurs”, which are independent distributors, who also purchase the Company’s products for their own personal use, and "Retail Customers" which are direct consumers who purchase the Company’s products strictly for their personal use.

•	The customer base for products sold through the retail channel is primarily comprised of national drug store and warehouse store chains.

Reverse Merger and Recapitalization

On March 31, 2011, Stone Harbor Investments, Inc. (“Stone Harbor”) a then shell corporation, merged with The Source Vitamin Company (“Source Vitamin”) and Source Vitamin became the surviving corporation (the “Merger”). This transaction was accounted for as a reverse merger. Stone Harbor did not have any operations and majority-voting control was transferred to the shareholders of Source Vitamin.   Since Source Vitamin acquired a controlling voting interest, it was deemed the accounting acquirer, while Stone Harbor was deemed the legal acquirer. The historical financial statements of the Company are those of Source Vitamin.

Pursuant to the Merger, the Company acquired 77,924,000 shares of common stock from Stone Harbor’s majority shareholders for $65,000, which it then cancelled, and concurrently issued 24,300,000 shares of common stock to Source Vitamin stockholders.  Of the 24,300,000 shares issued to Source Vitamin shareholders, 172,600 shares were placed in escrow for conversion of the convertible debentures.  If the debentures are not converted into common stock by their maturity dates, the shares will revert back to the original shareholders of record on the date of merger on a pro rata basis.  Upon the closing of the Merger, former Source Vitamin stockholders held 58% of the issued and outstanding shares of common stock of the Company.

In connection with the reverse merger and recapitalization, all share and per share amounts have been retroactively restated.

Note 3 – Going Concern, Liquidity and Management's Plan

The Company incurred a $1,843,714 net loss and used $1,907,426 of cash in operations for the period ended June 30, 2011. As of June 30, 2011, the Company has a $3,710,590 accumulated deficit and working capital of $1,424,352.

The Company does not yet have a sustained history of financial stability. Historically its principal source of liquidity has been the issuances of debt through various debt financing transactions.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of August 10, 2011, the Company had $139,626 in cash.   The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes obtaining additional equity or debt financings, securing financing to purchase inventory, and increasing our product offering mix to the customers in our retail network.  In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although management's plan reflects improvements in these trends, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful. The Company continues to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance the Company will be successful in those efforts.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 - Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for amortizable software, debt issue costs and licensing costs, accrued expenses, derivative liabilities, vendor rebate liability, sales returns and the fair value of common stock granted in connection with various transactions.  Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from its estimates.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company minimizes credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. At times, its cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company had no uninsured balances at June 30, 2011.

Restricted Cash

Restricted cash is restricted for use for investment and public relation expenditures only in accordance with the terms of the issuance of the convertible notes payable (See Note 9).

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  In addition, based on historical information, management estimates the amount of returned or damaged product and customers’ advertising allowances that may be deducted from outstanding accounts receivable.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults or allowances were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

Inventories

Inventories consist of vitamins and related health and nutritional products and are carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by the Company to third parties.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from two to five years.  The costs of leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the length of the related lease.  Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.  When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income.

Convertible Instruments

The Company accounts for hybrid contracts such as notes that feature conversion option in accordance with Accounting Standards Codification 815 “Derivatives and Hedging Activities,” (“ASC 815”).  ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuance of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract, generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20 “Debt with Conversion and Other “ (“ASC470-40”). Under ASC 470-20 discounts to convertible notes, when necessary, are recognized for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when it has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reporting in results of operations.

Note Payable Conversion Feature and Other Derivative Instruments

   The Company’s free standing derivatives include conversion option embedded in its convertible notes issued in April 2011.  The Company evaluated the conversion option  in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety that does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events and also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the notes. Accordingly, the conversion option is not indexed to the Company’s own stock. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 “Contract in Entity’s Own Equity”.  The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counter party a choice of net-settlement or settlement in shares (physical or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives include warrants to purchase common stock that were issued with the Convertible Notes Payable described in Note 9.  The Company evaluated the common stock purchase warrants to assess their proper classification in the balance sheets as of June 30, 2011 using the applicable classification criteria enumerated under GAAP.  The potential of a dilutive adjustment to the Warrants’ exercise price and number of underlying shares of Common Stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Common Stock and at a fixed exercise price.  Accordingly, the Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative liability in the accompanying condensed consolidated balance sheet as of June 30, 2011.

Revenue Recognition

The Company generates revenue from the sales of its vitamin and related health and nutritional products directly to consumers through its Entrepreneurs and retail marketing network. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for payments made to customers in accordance with ASC 605 “Revenue Recognition” (“ASC 605”), which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. The Company has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $382,074 and $0 for the three and six months ended June 30, 2011 and 2010, respectively.

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale for sales to Entrepreneurs.  The compensation plan for the Company’s Entrepreneurs generally does not provide rebates or selling discounts to Entrepreneurs who purchase its products and services.

Product Return Policy

Refunds are allowed only to Entrepreneurs who have given voluntary termination notices, or for incorrect or defective items.  In these circumstances only, the Company provides a 30-day return policy.  For the products sold through the retail network, returns are allowed only for incorrect or defective items.

For products sold to customer through the retail marketing network, we guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns. The estimated returns are based on historical and industry experience. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   As of June 30, 2011, no reserve was recorded as any reserve was deemed to be immaterial.

Deferred Revenue

The Company requires cash or credit card payment at the time of sale. Any payments that are received prior to shipment are recorded as deferred revenue until the specific product is shipped as described above, at which time, it is recorded as revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in selling, general and administrative expenses. Advertising expense was $1,192 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $1,192 and $0, respectively, for the six months ended June 30, 2011 and 2010.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in revenue, with the corresponding expense in cost of sales.

Entrepreneur Incentives

Entrepreneur incentives expenses include all forms of commissions, compensation, bonuses and other incentives paid to our founder and entrepreneurs.

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

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) ASC Topic 740, “ Income Taxes ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance clarifies the accounting for uncertainties in income taxes recognized by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. Accounting guidance requires that any liability created for unrecognized tax benefits be disclosed. The application of accounting for income taxes may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2011, The Company did not record any liabilities for uncertain tax positions.

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

The computation of basic and diluted loss per share for the year ended June 30, 2011 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:
For the Period Ended June 30, 2011
Convertible Debentures	172,600
Stock Warrants	9,380,753
Stock Options	3,000,000
12,553,353

Reclassification

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

New Accounting Pronouncements

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

Note 5 - Fair Value

Financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of  convertible debentures and notes payable approximates their carrying amounts as a market rate of interest is attached to their repayment.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

          Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at June 30, 2011

	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$4,906	$—	$—	$4,906

The derivative liabilities are measured at fair value using the lattice pricing model, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

June 30, 2011
Beginning Balance	$—
Aggregate fair value of derivative issued	—
Change in fair value of derivative included in income	4,906

Ending Balance	$4,906

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 9.

In accordance with the provisions of ASC 815, the Company presented the conversion option and warrant liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of June 30, 2011 using the lattice pricing model.

The Company developed the assumptions that were used as follows:
•	The fair value of the Company’s common stock was obtained from an independent third party valuation;
•
The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of  the historical volatility rates of several similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue);

•	The risk free interest rates were obtained from publicly available US Treasury yield curve rates; and
•	The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Prepaid expenses and other current assets

	June 30, 2011	December 31, 2010
Credit card reserves	$40,000	$71,839
Prepaid expenses	38,586	21,377
Prepaid consulting	249,465	-
Prepaid insurance	55,631	-
Prepaid inventory costs	71,500	18,373
Inventory credit receivable	54,000	-
Prepaid professional fees	42,992	20,000
Advances to consultant	1,020	5,000
Prepaid expenses and other current assets	$553,194	$136,589

Credit card reserves are cash collateral that is being held by the credit card processor to assure compliance with the individual processor’s policies, guidelines, and/or practices.

Note 7 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010	Estimated Useful Life
Equipment and software	$36,565	$23,864	2-5years
Leasehold Improvements	13,800	-	2 years
Less: Accumulated depreciation and amortization	(17,946)	(9,882)
Property and equipment, net	$32,419	$13,982

Depreciation and amortization was $5,638 and $1,595 for the three ended June 30, 2011 and 2010, respectively and $8,064 and  $3,191  for the six months ended June 30, 2011 and 2010, respectively.

Note 8 – Intangible Asset

On June 13, 2011, the Company entered into a Purchase and Exclusive Marketing Agreement (“Agreement”) with Imagenetix, Inc. (“Imagenetix”), Proprietary Nutritionals, Inc. (“Proprietary”) and Pharmachem Laboratories, Inc. (with Imagenetix and Proprietary, “PNI”) pursuant to which the Company was granted perpetual exclusive United States rights to purchase from PNI their Celadrin products and brand (“Celadrin”) as well as exclusive marketing and distribution and related rights in the U.S.  During the term of the Agreement, the Company has the right to purchase Celadrin from PNI for use in the U.S. at a purchase price equal to the then agreed upon wholesale prices at a 2% discount, with a net 60 days payment term.  Prices can be increased in any January for the next year by no more than the then consumer price index or 5% whichever is greater.  The Company agreed to issued $800,000 of its common stock in exchange for the marketing and distribution rights.  The transaction was recorded as an intangible asset and is amortized over the estimated useful life of fifteen years.

Amortization was $2,222 and $0 for the three ended June 30, 2011 and 2010, respectively  and $2,222 and  $0  for the six months ended June 30, 2011 and 2010, respectively.

Note 9 - Debt and Other Financing

Notes Payable

During June 2009, the Company entered into a $100,000 unsecured promissory note with a third party.  The note bore interest at fifteen percent per annum and was due on December 31, 2010.  In connection with the note, the Company agreed to issue 157,835 shares of Source Vitamin’s convertible preferred series C stock.  The preferred stock was valued at a fair value of $6,313 which was recorded as a debt discount to be amortized over the life of the note.  For the three months ended June 30, 2011 and 2010, $0 and $3,740 was amortized to interest expense and for the six months ended June 30, 2011 and 2010, $0 and $4,816 was amortized to interest expense. The note and all accrued interest were subsequently satisfied as part of two $350,000 promissory notes the Company entered into during November 2010.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During June and July 2009, the Company entered into three unsecured promissory notes totaling $290,000 with a third party.  The notes bore interest at fifteen percent per annum and matured between June 22 and November 1, 2010.  In connection with these notes, the Company agreed to issue 533,904 shares of Source Vitamin’s convertible preferred series A stock.  The preferred stock was valued at a fair value of $21,356 which was recognized as a debt issue cost to be amortized over the life of the notes.  For the three months ended June  30, 2011 and 2010, $861 and $10,845, respectively, was amortized to interest expense and for the six months ended June 30, 2011 and 2010, $13,771 and $21,571, respective was amortized to interest expense.  The Company used the net proceeds received from these notes to provide working capital.

In connection with these notes, on September 16, 2010, the Company entered into a subscription agreement with the noteholder to purchase 2,646,850 shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 shares of common stock at par. As a consideration of this agreement the notes holder agreed to (1) extend the maturity dates of the three notes (two of which had expired) to June, 30, 2011, (2) add all accrued interest of $59,059 to the principal balance, and extend any accruing and unpaid interest until the extended maturity date, (3) waive all rights, titles and interest in the 533,904 shares convertible preferred series A stock originally issued and (4) waive any loan defaults prior to the subscription agreement.  The option is exercisable upon certain conditions, including merging with a publicly traded company.  322,850 shares of the common stock issued were deemed to be for the conversion of convertible series A preferred stock that is cancelled as part of this agreement, and the remaining 2,324,000 shares were valued at fair value of $226,209 and was recognized as a debt discount and amortized over the remaining life of the notes.  The option was valued at fair value of $4,425 using the black scholes valuation model and was also recognized as debt discount. These notes were subordinated to the two $350,000 promissory notes below and were refinanced along with accrued interest by the Convertible Notes Payable discussed below.  For the three months ended June 30, 2011 and 2010, $73,128 and $0, respectively, was amortized to interest expense and for the six months ended June 30, 2011 and 2010, $145,452 and $0, respectively was amortized to interest expense.

During March 2010, the Company entered into an unsecured promissory note for $150,000.  The note bore interest at ten percent per annum and was due on February 28, 2011.  In accordance with this note, the Company paid $15,000 of debt issuance cost.  On September 22, 2010, the Company issued 226,750 shares of common stock to the note holder in exchange for an extension of the note maturity date to June 30, 2011, changes to repayment provisions so that accrued interest of $7,639 were added to the principle balance, and extend any accruing and unpaid interest until the extended maturity date. The shares were valued at fair value of $22,500 and recognized as a debt discount and amortized over the remaining life of the note.  The note was subordinated to the two $350,000 promissory notes below and was refinanced along with accrued interest by the Convertible Notes Payable discussed below.  For the three months ended June 30, 2011 and 2010, $6,911 and $0, respectively, was amortized to interest expense and for the six months ended June 30, 2011 and 2010, $14,117 and $0, respectively was amortized to interest expense.

During November 2010, the Company entered into two $350,000 promissory notes.  The notes refinanced two $50,000 notes issued in August 2010, bore interest at ten percent per annum, and were due on June 30, 2011.  The notes were collateralized by 17,303,300 of the founder’s shares and are guaranteed by the founder.  These notes and all accrued interest were refinanced by the Convertible Notes Payable discussed below.  In connection with these notes the Company incurred debt issue costs of $74,315 comprised of private placement and legal fees.

During March 2011, the Company entered into a $400,000 promissory note.  The note bore interest at ten percent per annum and was due on June 30, 2011.  The note was collateralized by 17,303,300 of the founder’s shares and are guaranteed by the founder.  The note and all accrued interest was refinanced by the Convertible Notes Payable discussed below.

Convertible Notes Payable

On April 6, 2011, in a private placement transaction, exempt from registration under Section 4(2) of the Securities Act of 1933, the Company issued $4,690,376 of Convertible Notes Payable, of which $1,670,376 went to refinancing of existing notes payable and related accrued interest. The Convertible Notes have a two year term maturing April 5, 2013, bear interest at ten percent per annum (payable semi-annually) and are secured by a first lien on all assets of the Company.  The principal balances of the notes along with any unpaid interest may be converted anytime at the option of the holders to common stock at a price of $0.50 per share.  During the life of the notes, the conversion price will be adjusted any time the Company sells it stock for a price under $0.50 to the lowest price sold.  In connection with the Notes, the Company issued 9,380,753 five year warrants to acquire the Company’s common stock at a price of $0.50 per share. During the life of the notes, the exercise price will be adjusted any time the Company sells it stock for a price under $0.50 to the lowest price sold.  The conversion option and warrants were accounted for as derivatives, with the fair value recorded as a debt discount to be amortized over the life of the notes.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the note conversion feature derivative liability was immaterial and therefore no debt discount was recorded.  The Company computed the fair value of the note conversion feature at the date of issuance and the reporting date of June 30, 2010 using the lattice pricing model with the following assumptions:

Input	April 6, 2011 (Issuance Date)	June 30, 2011 (Reporting Date)

Fair value of common stock	$0.02	$0.04
Exercise Price of Option	$0.50	$0.50
Term (years)	2	1.75
Volatility	50.00%	50.00%
Risk Free Interest Rate	1.96%	0.61%
Delta T	1/12	1/12
Up Ratio	1.144	1.144
Down Ratio	0.857	0.857
Up Transition Probability	0.5001	0.5001
Dividend Yield	—%	—%

The fair value of the warrant exercise price derivative liability was immaterial and therefore no debt discount was recorded.  The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of June 30, 2010 using the lattice pricing model with the following assumptions:
Input	April 6, 2011 (Issuance Date)	June 30, 2011 (Reporting Date)

Fair value of common stock	$0.02	$0.04
Exercise Price of Option	$0.50	$0.50
Term (years)	5	4.75
Volatility	50.00%	50.00%
Risk Free Interest Rate	1.96%	1.96%
Delta T	1/12	1/12
Up Ratio	1.144	1.144
Down Ratio	0.857	0.857
Up Transition Probability	0.5001	0.5001
Dividend Yield	—%	—%

Convertible Debentures

During October 2009, the Company issued a $200,000 Convertible debenture (the “Convertible debenture”).  The Convertible debenture has a three year term maturing October13, 2012, bears interest at an annual rate of ten percent per annum and is unsecured.  The Company used the net proceeds received from this Convertible debenture to provide working capital.

The Convertible debenture is convertible at the option of the holder, in whole or in part, into 81,700 shares of the Company’s common stock.  The conversion price may be adjustable for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events.

The Company evaluated the conversion feature embedded in the Convertible debenture to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative and if a beneficial conversion feature exists. The Company has determined that no beneficial conversion feature exists and determined that since the exercise price of the convertible debt does not contain variable conversion features, such conversion feature should not be bifurcated from its host instrument and accounted for as a freestanding derivative.

During August and September 2010, the Company issued two Convertible debentures (the “September Convertible debentures”) totaling $70,000.  The September Convertible debentures have terms maturing in February 2012, bear interest at an annual rate of eight percent per annum and is unsecured.  The Company used the net proceeds received from these September Convertible debentures to provide working capital.

The September Convertible debentures are convertible at the option of the holders, in whole or in part, into 90,900 shares of its common stock.  The conversion price was adjustable for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events.  The Company evaluated the conversion feature embedded in the September Convertible debentures to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The Company determined that since the exercise price of the convertible debt does not contain variable conversion features, such conversion feature should not be bifurcated from its host instrument and accounted for as a freestanding derivative.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Expected repayments of the convertible notes payable and convertible debentures are as follows:

For the Year Ended December 31,
2011	$-
2012	270,000
2013	4,690,376
$4,960,376

Note 10 - Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 20,000,000 shares of $0.00001 par value blank check preferred stock.

Source Vitamin’s Convertible Series C Preferred Stock

Source Vitamin’s Convertible Series C Preferred Stock (“Series C PS”) has voting rights equivalent to one vote per share, no liquidation preference, and are entitled to receive dividends equal to three percent of the Source Vitamin’s net income to be paid quarterly. Each share of the Series C PS is convertible into one share of the Source Vitamin’s common stock at the election of the holder, however if all accrued dividends have been paid by July 1, 2012, all outstanding shares automatically convert to common shares. Source Vitamin authorized and issued 157,835 shares of the Series C PS in connection with one promissory notes totaling $100,000 to one individual (see Note 9).  These shares were converted into 95,450 common shares in connection with the reverse merger that occurred on March 31, 2011.

Common Stock

On March 2, 2009, the Company issued 21,285,600 founders shares of common stock for no consideration upon formation of Company.

On September 16, 2010, the Company entered into a subscription agreement with the note holder of the three promissory notes totaling $290,000 to purchase 2,646,850 shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 shares of common stock at par (see Note 9).    The options were exercised in connection with the reverse merger that occurred in June 30, 2011 (Note 2).  Options issued in connection with the subscription agreement were recognized as a debt discount and amortized over the remaining life of the notes and valued at a fair value of $4,425 using the black scholes valuation model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	27.32%
Expected term – embedded conversion option	5 years
Risk free interest rate	.20%
Expected forfeitures	100%

On September 22, 2010, the Company issued 226,750 share of common stock to the note holder of the unsecured $150,000 promissory note (see Note 9) in exchange for an extension of the notes maturity date to June 30, 2011, changes to repayment provisions so that all accrued interest is due on the maturity date and to remedy any defaults on the notes.  The shares were valued at fair value of $22,500 and recorded as a debt discount and amortized over the remaining life of the note.

On March 31, 2011, the Company issued 17,600,000 shares common stock in connection with the Merger.

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

On June 1, 2011, the Company issued 200,000 shares of common stock to a consultant for services valued at $8,000 ($0.04 per share).  The shares were fully vested and were recorded as stock compensation expense.

Stock Options

On March 30, 2011, the Company’s Board and shareholders approved its 2011 Stock Option Plan, which has 12,000,000 shares reserved for issuance to officers, directors, employees and consultants.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On March 31, 2011, the Company granted 3,000,000 options to its Chief Executive Officer (Note 11).  The options have an exercise price based on the fair market price or $0.02 per share and can be exercised over five years.  The exercise price was based on a valuation performed by an independent third party.  1,000,000 options to vest on each one year anniversary of the granted date, and all then unvested options to automatically vest on the date upon which the Company’s aggregate gross revenues reach $50,000,000.   These options had a fair value of $27,367 using the Black-Scholes-Merton option-pricing model using the following assumptions:

Risk-free interest rate	2.24%
Expected dividend yield	0%
Expected volatility	50%
Expected life	5 years
Expected forfeitures	0%

For the three months ended June 30, 2011 and 2010, $2,297 and $0, respectively, was recorded as stock compensation expense and for the six months ended June 30, 2011 and 2010,  2,297 and $0, respectively was amortized stock compensation expense.

The following table summarizes our stock option activity for the period from December 31, 2010 through June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	—	—	—	—
Granted	3,000,000	$0.02	5.0	—
Forfeited or Cancelled	—	—	—	—
Balance at June 30, 2011	3,000,000	0.02	4.75	$—
Exercisable at June 30, 2011	250,000	$0.02	4.75	$—

Total unamortized compensation expense related to stock options at June 30, 2011 amounted to $25,070 and is expected to be recognized over 2.75 years.

Stock Warrants

The following summarizes our warrant activity for the period from December 31, 2010 through June 30, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2011	—	$—	—
Granted	9,380,753	0.50	3.0
Exercised	—	—	—
Forfeited or Cancelled	—	—	—
Outstanding – June 30, 2011	9,380,753	$0.50	2.8
Exercisable – June 30, 2011	9,380,753	$0.50	2.8

At June 30, 2011, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

 Note 11 - Related Party Transactions

The founder and Chairman of the Board of Directors had an agreement with the Company whereby he is to receive a bonus of five percent of eligible monthly sales.  As a result of this agreement, the Company recorded bonus expense of $12,762 and $32,550 to the founder for the six months ended June 30, 2011 and 2010, respectively.  This agreement ended effective May 1, 2011.

As of June 30, 2011, the Company owed the founder $34,645 in accounts payable.

LTS Nutraceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On March 31, 2011, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”) and a consulting agreement with its Chairman of the Board of Directors (“Chairman”). These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with the Company’s company during their term, affirm the Company’s rights respecting the ownership and disclosure of trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the Company’s employees will participate in its standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. The provisions of the individual agreements are summarized below:

•
Under the terms of his employment agreement effective March 31, 2011, which has a term of three years and terminates on March 30, 2014 and which shall automatically renew for successive one year periods unless either the Company or the CEO gives written notice of termination at least three months in advance of the end of the initial period of the agreement or any renewal period thereof, the CEO receives an annual salary of $200,000 (with salary having commenced on May 1, 2011), a quarterly bonus of 1% of the Company’s gross revenue from direct sales of Company products for the just completed fiscal quarter due out of the Company’s net revenues for such quarter and due no later than 30 business days after the end of each fiscal quarter, and 5-year options to purchase our common stock with exercise prices equal to the market price per share of the Company’s common stock on the grant date as follows: (i) 3,000,000 options to be granted on March 31, 2011, with 1,000,000 options to vest on each one year anniversary of the granted date, and all then unvested options to automatically vest on the date upon which the Company’s aggregate gross revenues reach $50,000,000; and (ii) 1,000,000 options to be granted on the date on which the Company’s aggregate gross revenues reach $25,000,000, which options shall vest immediately on the grant date thereof. As a result of this agreement, the Company recorded bonus expense of $3,254 and $0 for the six months ended June 30, 2011 and June 30, 2010, respectively.

•
Under the terms of his consulting agreement March 31, 2011, which has a term of three years and terminates on March 30, 2014 and which shall automatically renew for successive one year periods unless the Company notifies the Chairman in writing prior to the end of the initial period of the agreement or any renewal period thereof, the Chairman receives an annual consulting fee of $150,000 (which fee commenced on May 1, 2011).

Note 12 – Commitments and Contingencies

Operating leases

The Company leases space for its corporate office . The lease calls for rent of $4,000 per month and has a term through April 2012.

During May 2011, the Company entered into a three year lease for 1,562 square feet of warehouse space. The lease calls for rent of $1,571 per month.

Expected payments on operating leases are as follows:

For the 12 month Ended June 30,
2012	$58,852
2013	18,852
2014	17,281
$94,985

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” The Source,” “we.” “our” and “us” for the period prior to the closing of the reverse merger on March 31, 2011 discussed below, refer to The Source Vitamin Company, Inc., a privately held Delaware corporation that is now our wholly owned subsidiary, and references to the “Company,” Stone Harbor,” “we.” “our” and “us” for the period subsequent to the closing of the reverse merger on March 31, 2011, refer to LTS Nutraceuticals, Inc., a Delaware corporation that is a publicly traded company, and its subsidiary, The Source Vitamin Company, Inc.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to estimated lives for amortizable software and debt issuance costs, accrued expenses and the fair value of preferred and common stock granted in connection with various transactions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Merger and Name Change

On March 31, 2011, Stone Harbor Investments, Inc. (“Stone Harbor”) a then shell corporation, merged with The Source Vitamin Company (“Source Vitamin”) and Source Vitamin became the surviving corporation (the “Merger”). This transaction was accounted for as a reverse merger. Stone Harbor did not have any operations and majority-voting control was transferred to the shareholders of Source Vitamin.   Since Source Vitamin acquired a controlling voting interest, it was deemed the accounting acquirer, while Stone Harbor was deemed the legal acquirer. The historical financial statements of the Company are those of Source Vitamin.

Pursuant to the Merger, the Company acquired 77,924,000 shares of common stock from Stone Harbor’s majority shareholders for $65,000, which it then cancelled, and concurrently issued 24,300,000 shares of common stock to Source Vitamin stockholders.  Of the 24,300,000 shares issued to Source Vitamin shareholders, 172,600 shares were placed in escrow for conversion of the convertible debentures.  If the debentures are not converted into common stock by their maturity dates, the shares will revert back to the original shareholders of record on the date of merger on a pro rata basis.  Upon the closing of the Merger, former Source Vitamin stockholders held 58% of the issued and outstanding shares of common stock of the Company.

On April 21, 2011, the Company filed an amendment to its articles of incorporation in Nevada to change its name to LTS Nutraceuticals, Inc.  Its directors and shareholders also approved a stock dividend to its shareholders pursuant to which the shareholders shall received 49 additional shares of Company’s common stock for each share of Company’s common stock owned.     All share and per share amounts have been retroactively restated.

Company Overview

Our principal offices are located in Florida, and we develop and sell high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer; "Entrepreneurs" (formerly called “distributors”) and "Retail Customers." Entrepreneurs are independent distributors of our products who also purchase the products for their personal use. Retail Customers purchase our products strictly for their personal use.

On June 13, 2011, the Company entered into a Purchase and Exclusive Marketing Agreement with Imagenetix, Inc. (“Imagenetix”), Proprietary Nutritionals, Inc. (“Proprietary”) and Pharmachem Laboratories, Inc. (with Imagenetix and Proprietary, “PNI”) pursuant to which the Company was granted the exclusive United States rights to purchase from PNI their Celadrin® products and brand (“Celadrin”) as well as exclusive marketing and distribution and related rights in the U.S.  Celadrin is our first product formulation which we sell to the mass market through retail market channel of retailers, including Walgreens, Rite Aid, Costco and BJ’s Wholesale Club.

We began shipping products to Entrepreneurs in the United States in June 2009 and in Canada in April 2010.  We also began selling Celadrin to our retail market customers in June 2011.

As a developer and manufacturer of nutritional and personal care products, we utilize a direct selling model for the distribution of our products. The success and growth of our business is primarily based on our ability to attract new Entrepreneurs and retain existing Entrepreneurs to sell and consume our products. Additionally, it is important to attract and retain Retail Customers, many of whom are loyal consumers of our products. We believe that our ability to attract and retain Entrepreneurs and Retail Customers to sell and consume our products is influenced by a number of factors. Some of these factors include: the growing desire for a secondary source of income and small business ownership, the general public's heightened awareness and understanding of the connection between diet and long-term health, and the aging of the worldwide population, as older people generally tend to consume more nutritional supplements. Other keys to our success will be:

•	to increase the sales and product mix of Celadrin and add other retail products
•
our revised Entrepreneur compensation plan to provide our entrepreneurs an opportunity to earn compensation from the sales of Celadrin and similar products through our retail network (called “inline marketing”).

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

Expansion Plans

Our international operations were initiated by launching in Canada in April 2010.  We are currently exploring additional future expansion plans that include entry into new foreign markets and potential acquisition targets.  We have identified several products and foreign markets in Europe, Asia and South America to be considered for future expansion.  Furthermore, we are considering mergers and acquisitions of network marketing or retail/wholesale nutraceutical companies that offer synergy with the Company’s operations in addition to identifying other products that we can offer through our retail marketing arm.

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

Critical Accounting Policies and Estimates

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  In addition, based on historical information, management estimates the amount of returned or damaged product and customers’ advertising allowances that may be deducted from outstanding accounts receivable.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults or allowances were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

Revenue Recognition

The Company generates revenue from the sales of its vitamin and related health and nutritional products directly to consumers through its Entrepreneurs and retail marketing network. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

The Company accounts for payments made to customers in accordance with ASC 605 “Revenue Recognition” (“ASC 605”), which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. The Company has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense.

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale for sales to Entrepreneurs.  The compensation plan for the Company’s Entrepreneurs generally does not provide rebates or selling discounts to Entrepreneurs who purchase its products and services.

Product Return Policy

Refunds are allowed only to Entrepreneurs who have given voluntary termination notices, or for incorrect or defective items.  In these circumstances only, the Company provides a 30-day return policy.

For products sold to customer through the retail marketing network, we guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns. The estimated returns are based on historical and industry experience. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.

Deferred Revenue

The Company requires cash or credit card payment at the time of sale for certain products. Any payments that are received prior to shipment are recorded as deferred revenue until the specific product is shipped as described above, at which time, it is recorded as revenue.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

The following table sets forth, for the periods indicated, condensed consolidated statements of operations information:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change (Dollars)	Change (Percentage)
Gross Sales	$760,579	$486,538	$274,041	56%
Reserve for rebates	382,074	-	382,074	100%
Net Sales	378,505	486,538	(108,033)	(22)%
Cost of Sales	293,957	154,628	139,329	90%
Gross Profit	84,548	331,910	(247,362)	(75)%
Entrepreneur incentives	214,265	95,086	119,179	125%
Selling, General and Administrative	802,185	285,396	516,789	181%
Total Operating Expenses	1,016,450	380,482	635,968	167%
Loss from Operations	(931,902)	(48,572)	(883,330)	(1,819)%
Derivative Expense	4,906	-	4,906	100%
Interest Expense	242,571	34,560	208,011	602%
Net Loss	$(1,179,379)	$(83,132)	$(1,096,247)	(1,319)%

Sales

Gross sales for the three months ended June 30, 2011 and 2010 were $760,579 and $486,538, respectively.  Gross sales increased $274,041 or 56%, in the second quarter of 2011 over the same period in 2010, primarily due to the sales of our newly acquired Celadrin product in June 2011. Gross sales Celadrin in June 2011 amounted to $523,436.

Reserve of rebates for the three months ended June 30, 2011 and 2010 were $382,074 and $0 respectively.  The reserve for rebates which increased $382,074 or 100%, in 2011 over 2010, relates to the sales of the Celadrin products only. As we had no historical basis for evaluating the rebate reserve for this product as of June 30, 2011, we were required under applicable accounting guidance to reserve for the maximum possible liability of $382,074.

Net sales for the three months ended June 30, 2011 and 2010 were $378,505 and $486,538, respectively.  Net sales decreased $108,033 or 22%, in 2011 over 2010. The overall decrease is mainly attributed to a decrease in sales to Entrepreneurs due to lack of sufficient product available to meet delivery requirements in a timely manner.   Management expects this trend to reverse if and as it secures financing arrangements to provide sufficient working capital to: (i) meet increased purchase order demand for Celadrin (for which it acquired the exclusive rights in the second quarter of 2011); (ii) meet anticipated demand for its historical products (due in part to its revised compensation plan for our Entrepreneurs); and (iii) the anticipated growth in demand for all products due to implementation of new marketing and growth strategies.

Gross Profit

Gross profit for the three months ended June 30, 2011 and 2010 were $84,548 and $331,910 which represents 22% and 68% of the total revenues respectively. The gross profit decreased $247,362 or 75% in 2011 over 2010 due to (i) the change in the sales mix as Celadrin has lower margins than the products sold through the direct marketing networks and (ii) the requirement to record a maximum possible reserve for rebates due to the lack of sales history.  The gross profit for 2011 of 22% decreased from 63% for 2010 largely due to the change in the sales mix as Celadrin has lower margins than the products sold through the direct marketing networks and recording a maximum possible reserve for rebates.   Cost of sales for the three months ended June 30, 2011 and 2010 were $293,957 and $154,628 which represents a 78% and 32% respectively of the net sales for the periods, this is an increase of $139,329 or 90% in 2011 over 2010.

Entrepreneur Incentives

Entrepreneur incentives increased to $214,265 for the three months ended June 30, 2011 compared to $95,086 for the three months ended June 30, 2010, an increase of $119,179 or 125%.  The increase in entrepreneur incentives was primarily due to (i) discretionary programs to motivate the entrepreneurs to increase sales in 2011 and (ii) initial incentives paid to entrepreneurs on sales of Celadrin, both of which did not occur in 2010.

  Selling, General and Administrative

Selling, general and administrative increased to $802,185 for the three months ended June 30, 2011 compared to $285,396 for three months ended June 30, 2010.  Selling, general and administrative expenses increased by $516,789 or 181% in 2011 over 2010.  The increase is primarily due to approximately $230,000 of consulting and professional fees pertaining to investor relations, public relations, accounting, auditing and legal fees relating which were not incurred in 2010 due to expenses relating to the Merger and public company expense, approximately $240,000 of salary expense attributable to the increase in workforce from approximately three employees as of June 30, 2010 to fifteen employees as of June 30, 2011and approximately $70,000 in additional travel expenses.

Interest Expense

Interest expense increased to $242,571 for the three months ended June 30, 2011 compared to $34,560 for the three months ended June 30, 2010.  Interest expense increased by $208,011 or 602%, largely due to increasing our outstanding debt of $740,000 at June 30, 2010 to $4,690,376 at June 30, 2011.   Also included in interest expense was accretion of note discounts and amortization of deferred loan costs.  $80,039 of note discount accretion and $47,027 of deferred loan cost amortization was recorded for the three months ended June 30, 2011 compared to $5,548 and $3,934, respectively, for the three months ended June 30, 2010. The increase in accretion of note discount and amortization of deferred loan costs in 2011 over 2010 is largely due to writing off $74,737 of debt discount and $39,147 of deferred loan costs associated with the notes payable that were converted into convertible notes payable in conjunction with the April 6, 2011 financing.

Comparison of the six months ended June 30, 2011 and 2010

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change (Dollars)	Change (Percentage)
Gross Sales	$943,864	$747,896	$195,968	26%
Reserve for rebates	382,074	-	382,074	100%
Net Sales	561,790	747,896	(186,106)	(25)%
Cost of Sales	372,268	251,406	120,862	48%
Gross Profit	189,522	496,490	(306,968)	(62)%
Entrepreneur incentives	304,155	269,338	34,817	13%
Selling, General and Administrative	1,323,851	510,738	813,113	159%
Total Operating Expenses	1,628,006	780,076	847,930	109%
Loss from Operations	(1,438,484)	(283,586)	(1,154,898)	(407)%
Derivative Expense	4,906	-	4,906	100%
Interest Expense	400,324	61,317	339,007	553%
Net Loss	$(1,843,714)	$(344,903)	$(1,498,811)	(435)%

Sales

Gross Sales for the six months ended June 30, 2011 and 2010 were $943,864 and $747,896 respectively.  Gross sales increased $195,968 or 26%, in 2011 over the same period 2010, primarily due to the sales of our newly acquired Celadrin product in June 2011. Gross sales Celadrin in June 2011 amounted to $523,436.

Reserve of rebates for the six months ended June 30, 2011 and 2010 were $382,074 and $0 respectively.  The reserve for rebates which increased $382,074 or 100%, in 2011 over 2010, relates to the sales of the Celadrin products only. As we had no historical basis for evaluating the rebate reserve for this product as of June 30, 2011, we were required under applicable accounting guidance to reserve for the maximum possible liability of $382,074.

Net sales for the six months ended June 30, 2011 and 2010 were $561,790 and $747,896 respectively.  Net sales decreased $186,106 or 25%, in 2011 over 2010. The overall decrease is mainly attributed to a decrease in sales to Entrepreneurs due to lack of sufficient product available to meet delivery requirements in a timely manner. Management expects this trend to reverse if and as it secures financing arrangements to provide sufficient working capital to: (i) meet increased purchase order demand for Celadrin (for which it acquired the exclusive rights in the second quarter of 2011); (ii) meet anticipated demand for its historical products (due in part to its revised compensation plan for our Entrepreneurs); and (iii) the anticipated growth in demand for all products due to implementation of new marketing and growth strategies

Gross Profit

Gross profit for the six months ended June 30, 2011 and 2010 were $189,522 and $496,490 which represents 33.7% and 66.4% of the net sales, respectively. The gross profit decreased $306,969 or 62% in 2011 over 2010 due (i) to the change in the sales mix as Celadrin has lower margins than the products sold through the direct marketing networks and (ii) the requirement to record a maximum possible reserve for rebates due to the lack of sales history.  The gross profit for 2011 of 33.7% decreased from 67% for the full year 2010 largely due to the change in the sales mix as Celadrin has lower margins than the products sold through the direct marketing networks and recording a maximum possible reserve for rebates.   Cost of sales for the six months ended June 30, 2011 and 2010 were $372,268 and $251,406 which represents a 66.3% and 33.6% respectively of the net sales for the periods, this is an increase of $120,862 or 48% in 2011 over 2010.

Entrepreneur Incentives

Entrepreneur incentives increased to $304,155 for the six months ended June 30, 2011 compared to $269,338 for the six months ended June 30, 2010, an increase of $34,817 or 13%.  The increase in entrepreneur incentives was primarily due to (i) discretionary programs to motivate the entrepreneurs to increase sales in the second quarter of 2011 and (ii) initial incentives paid to entrepreneurs on sales of Celadrin, both of which did not occur in 2010.

  Selling, General and Administrative

Selling, general and administrative increased to $1,323,851for the six months ended June 30, 2011 compared to $510,738 for six months ended June 30, 2010.  Selling, general and administrative expenses increased by $813,113 or 159% in 2011 over 2010.  The increase is primarily due to approximately and additional $450,000 of consulting and professional fees pertaining to investor relations, public relations, accounting, auditing and legal fees relating which were not incurred in 2010 due to expenses relating to the Merger and public company expenses and approximately $310,000 of salary expense attributable to the increase in workforce from approximately three employees as of June 30, 2010 to fifteen employees as of June 30, 2011.

Interest Expense

Interest expense increased to $400,324 for the six months ended June 30, 2011 compared to $61,317 for the six months ended June 30, 2010.  Interest expense increased by $339,007 or 553%, largely due to increasing our outstanding debt of $740,000 at June 30, 2010 to $4,690,376 at June 30, 2011.   Also included in interest expense was accretion of note discounts and amortization of deferred loan costs.  $159,569 of note discount accretion and $81,592 of deferred loan cost amortization was recorded for the six months ended June 30, 2011 compared to $4,496 and $11,111, respectively, for the six months ended June 30, 2010. The increase in accretion of note discount and amortization of deferred loan costs in 2011 over 2010 is largely due to writing off $74,737 of debt discount and $39,147 of deferred loan costs associated with the notes payable that were converted into convertible notes payable in conjunction with the April 6, 2011 issuance of the convertible notes payable.

 Going Concern, Liquidity and Management's Plan

During the six months ended June 30, 2011, we incurred a net loss of $1,843,714 and used $1,907,426 in cash from our operations primarily as a result of our net loss offset by non cash expenses of $266,651, and increases in restricted cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenues. In addition, at June 30, 2011, we had working capital of $1,424,352 and an accumulated deficit of $3,710,590.

During the six months ended June, 30 2011, our investing activities used net cash of $1,352,101 to purchase fixed assets and a net increase in restricted cash and our financing activities generated $3,299,525 in net proceeds from the issuance of a $400,000 promissory note offset by $65,000 to purchase treasury stock in connection with the reverse merger, net proceeds of $3,020,525 from the April 6, 2011 capital raise and payment of $56,000 of debt issue costs.

On April 6, 2011, the Company raised an additional $3,020,525 through the sale of $4,690,376 in convertible notes payable and warrants.   Of the $4,690,376 raised, $1,690,376 was used to convert existing bridge loan and other notes payable outstanding (along with accrued interest thereon) as of April 6, 2011 into convertible notes payable with the same terms and rights as the other notes issued under the offering. In connection with the offering, $74,737 of debt discount and $39,147 of deferred loan costs associated with the $1,690,376 of bridge loan and other notes payable that were converted in the transaction.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt securities, including notes payable and convertible debentures.

As of August 10, 2011, the Company had $139,626 in cash. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes optimizing obtaining additional equity or debt financings, securing financing to purchase inventory, and increasing our product offering mix to the customers in our retail network. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although management's plan reflects improvements in these trends, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful. The Company continues to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance the Company will be successful in those efforts.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Related Party Transactions

The founder had an agreement with Source Vitamin whereby he was to receive a bonus of five percent of eligible monthly sales that ended May 1, 2011.  As a result of this agreement, the Company recorded bonus expense of $12,762 and $32,550 to the founder for the six months ended June 30, 2011 and 2010, respectively.

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

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. You can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. You can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, documented and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Chief Executive Officer/ the Chief Financial Officer believes that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Chief Executive Officer/ Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We have identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, and our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the Merger. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We intend to take steps in the third quarter to remedy these issues by implementing necessary written procedures and reports, as we still have additional work to do to bring our disclosure controls and procedures up to public-company standards. Because the Merger occurred on March 31, 2011 and because Source Vitamin was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, and upgrading our financial reporting systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, Stone Harbor Investments, Inc. (“Stone Harbor” or the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”), with The Source Vitamin Company, Inc. (“Source Vitamin”) and the shareholders of Source Vitamin. Pursuant to the Exchange Agreement, which closed on March 31, 2011, the Company issued 24,300,000 (486,000) shares of the Company’s common stock to the shareholders of Source Vitamin, representing approximately 58% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding common stock of Source Vitamin.

On April 6, 2011, in a private placement transaction, exempt from registration under Section 4(2) of the Securities Act of 1933, the Company issued $4,690,376 of Convertible Notes Payable, of which $1,670,376 went to refinancing of existing notes payable and related accrued interest. The Convertible Notes have a two year term maturing April 5, 2013, bear interest at ten percent per annum (payable semi-annually) and are secured by a first lien on all assets of the Company. The principal balances of the notes along with any unpaid interest may be converted anytime at the option of the holders to common stock at a price of $0.50 per share. During the life of the notes, the conversion price will be adjusted any time the Company sells it stock for a price under $0.50 to the lowest price sold. In connection with the Notes, the Company issued 9,380,753 five year warrants to acquire the Company’s common stock at a price of $0.50 per share. During the life of the notes, the exercise price will be adjusted any time the Company sells it stock for a price under $0.50 to the lowest price sold.

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

Item 6. Exhibits

 Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

STONE HARBOR INVESTMENTS, INC.

By:	/s/Jerry Rayman
Jerry Rayman, Principal Executive Officer and
Principal Financial and Accounting Officer