Form 10-Q/A
period 2011-06-30
LTS Nutraceuticals, Inc.
filed 2011-09-13
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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
Yes  ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the   preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐

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
Yes ☐      No☒

The number of outstanding shares of the registrant's common stock, as of August 15, 2011:  42,100,000

The purpose of this Amendment is to attach the issuer’s financial statements in XBRL format.  No other changes are made.

Item 6. Exhibits

 EX-101  XBRL Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2011

LTS Nutraceuticals, Inc.

By:	/s/Jerry Rayman
Jerry Rayman, Principal Executive Officer and
Principal Financial and Accounting Officer