Form 10-Q
period 2011-09-30
LTS Nutraceuticals, Inc.
filed 2011-11-14
CIK 1469114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☒

The number of outstanding shares of the registrant's common stock, as of November 14, 2011:  42,100,000

LTS Nutraceuticals, Inc.
FORM 10-Q
September 30, 2011

PART I
Item I - FINANCIAL STATEMENTS

LTS Nutraceuticals, Inc.
Condensed Consolidated Balance Sheets

	As of September 30, 2011 (unaudited)	As of December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$387,002	$53,855
Restricted cash	873,747	—
Accounts receivable	720,377	8,312
Inventories	229,277	67,168
Prepaid expenses and other current assets	383,084	136,589
Deferred loan costs	33,346	64,476
Total Current Assets	2,626,833	330,400

Property and equipment – net	73,142	13,982
Intangible asset – net	784,444	—
Total Assets	$3,484,419	$344,382

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$457,133	$303,134
Accrued expenses	548,944	205,612
Accrued interest	273,808	52,374
Accrued rebate liability	672,265	—
Deferred revenue	35,039	3,544
Derivative liabilities	286,136	—
Current portion of convertible debentures	70,000	—
Total Current Liabilities	2,343,325	564,664

Convertible debentures	200,000	270,000
Accrued licensing fee	800,000	-
Convertible notes payable, net of debt discount of $0 and $159,569, respectively	4,690,376	1,047,129
Total Liabilities	8,033,701	1,881,793
Stockholders' Deficiency:
Preferred Stock, $0.00001 par value, 20,000,000 shares authorized:
Convertible Series C preferred stock, ($0.001 par value, 157,835 shares authorized, 0 and 157,835 issued and outstanding, respectively)	—	158
Common stock, ($0.00001 par value, 250,000,000 shares authorized, 42,100,000 and 24,159,200 shares issued and outstanding, respectively)	421	242
Additional paid in capital	276,639	329,066
Accumulated deficit	(4,826,342)	(1,866,877)
Total Stockholders' Deficiency	(4,549,282)	(1,537,411)
Total Liabilities and Stockholders' Deficiency	$3,484,419	$344,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

LTS Nutraceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Gross sales	$1,642,651	$249,761	$2,586,515	$997,657
Reserve for rebates and promotional allowances	446,051	—	828,125	—
Net Sales	1,196,600	249,761	1,758,390	997,657
Cost of sales	718,005	76,673	1,090,273	525,079
Gross Profit	478,595	173,088	668,117	472,578
Operating expenses:
Entrepreneur incentives	274,398	35,854	578,553	305,192
Selling, general and administrative expenses	908,504	217,085	2,232,356	530,823
Total operating expenses	1,182,902	252,939	2,810,909	836,015
Loss from Operations	(704,307)	(79,851)	(2,142,792)	(363,437)

Other Expense:
Change in fair value of derivative liability	(281,230)	—	(286,136)	—
Interest expense	(130,213)	(46,482)	(530,537)	(107,798)
Total Other Expense	(411,443)	(46,482)	(816,673)	(107,798)
Net Loss	$(1,115,750)	$(126,333)	(2,959,465)	$(471,235)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.02)
Weighted average number of common shares outstanding during the period - basic and diluted	42,100,000	21,708,099	36,171,496	21,427,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

LTS Nutraceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,959,465)	$(471,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	159,569	20,891
Amortization of debt issuance costs	87,130	8,473
Depreciation and amortization	28,973	4,786
Change in fair value of derivative liability	286,136	—
Stock based compensation	12,594	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(712,065)	—
Inventories	(162,109)	(13,452)
Prepaid expenses and other current assets	(246,495)	(67,404)
Increase (decrease) in:
Accounts payable	153,999	136,502
Accrued expenses	343,332	21,449
Accrued interest	284,587	78,435
Accrued rebate liability	672,265	—
Deferred revenue	31,495	(29,680)
Net Cash Used In Operating Activities	(2,020,054)	(311,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(873,747)	—
Cash paid to purchase property and equipment	(72,577)	—
Net Cash Used in Investing Activities	(946,324)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,420,525	320,000
Payment of debt issuance costs	(56,000)	(15,000)
Purchase and retirement of treasury stock	(65,000)	—
Net Cash Provided By Financing Activities	3,299,525	305,000

Net Increase (Decrease) in Cash and Cash Equivalents	333,147	(6,235)
Cash and Cash Equivalents - Beginning of Period	53,855	31,460

Cash and Cash Equivalents - End of Period	$387,002	$25,225

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLIMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C Preferred Stock in connection with reverse merger	$158	$—
Issuance of common stock in connection with reverse merger	$176	$—
Accrued licensing fee	$800,000	$—
Effect of recapitalization	$39,818	$—
Conversion of accrued interest into convertible notes payable	$63,153	$—
Conversion of notes payable into convertible notes payable	$1,606,128	$—
Issuance of common stock and stock options in connection with notes payable extension	$—	$253,293
Common stock subscription applied against accrued interest	$—	$4,752
Application of accrued interest to note payable principle balances	$—	$66,698
Cancellation of Series A convertible preferred stock in connection with note payable extension	$—	$534

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

Note 2 – Organization and Business

Stone Harbor Investments, Inc. (“Stone Harbor”) was incorporated in Nevada on May 14, 2009, and changed its name to LTS Nutraceuticals, Inc. on April 21, 2011.  The Company has three direct subsidiaries and one indirect subsidiary.


The Source Vitamin Company, Inc. (“Source Vitamin”) was incorporated in Delaware on February 26, 2009.  As the result of a share exchange transaction which occurred on March 31, 2011, Source Vitamin is now a wholly owned subsidiary of the Company, and the Company, Source Vitamin, LTSC (defined below), LTS Brands (defined below) and Livethesource (defined below), are collectively hereinafter referred to as the “Company”.)

	Source Vitamin has a wholly owned subsidiary, Live The Source “Canada” Ltd (“LTSC”), a Canadian corporation, which was incorporated on September 1, 2010. LTSC is currently inactive.

LTS Brands, Inc.(“LTS Brands”) and Livethesource, Inc.(“Livethesource”) were incorporated in Nevada on June 17, 2011 and became operating companies as of July 1, 2011.  The Company runs its business on a consolidated basis and separates out products in the LTS Brands and Livethesource subsidiaries in order to maximize product liability coverage due to the dollar limits available on its policies.

The Company is based in Florida and develops and sells high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, and also sells products through its retail marketing channel.


The customer base for products sold by the network marketing system comprises two types of customer: “Entrepreneurs”, which are independent distributors, who also purchase the Company’s products for their own personal use, and "Retail Customers" which are direct consumers who purchase the Company’s products strictly for their personal use.


The customer base for products sold through the retail channel is primarily comprised of national drug store and warehouse store chains with the indirect end customer being the retail product consumer.

Reverse Merger and Recapitalization

On March 31, 2011, Stone Harbor,  (which was then a shell corporation), merged with Source Vitamin and Source Vitamin became the surviving corporation (the “Merger”). This transaction was accounted for as a reverse merger. Stone Harbor did not have any operations and majority-voting control was transferred to the shareholders of Source Vitamin.   Since Source Vitamin acquired a controlling voting interest, it was deemed the accounting acquirer, while Stone Harbor was deemed the legal acquirer. The historical financial statements of the Company are those of Source Vitamin.

Pursuant to the Merger, the Company acquired 77,924,000 shares of common stock from Stone Harbor’s majority shareholders for $65,000, which it then cancelled, and concurrently issued 24,300,000 shares of common stock to Source Vitamin stockholders.  Of the 24,300,000 shares issued to Source Vitamin shareholders, 172,600 shares were placed in escrow for conversion of convertible debentures in the principal amount of $270,000.  If the debentures are not converted into common stock by their maturity dates, the shares will revert back to the original shareholders of record on the date of merger on a pro rata basis.  Upon the closing of the Merger, former Source Vitamin stockholders held 58% of the issued and outstanding shares of common stock of the Company.

In connection with the reverse merger and recapitalization, all share and per share amounts have been retroactively restated.

Note 3 – Going Concern, Liquidity and Management's Plan

The Company incurred a $2,959,465 net loss and used $2,020,054 of cash in operations for the nine month period ended September 30, 2011. As of September 30, 2011, the Company has a $4,826,342 accumulated deficit and working capital of $283,508.

The Company does not yet have a sustained history of financial stability. Historically its principal source of liquidity has been the cash proceeds from various debt financing transactions.

On November 10, 2011, the Company had $37,633 in cash.   The current operating plan indicates that losses from operations will be incurred for all of fiscal year 2011. Consequently the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management continues to execute its plan to improve the operating performance and the financial position of the Company. This plan includes obtaining cash from additional equity or debt financings, securing financing to purchase inventory, and increasing its product offering mix to the customers in its multi level marketing and retail networks.  In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. There can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 - Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact the following: the estimated useful lives for amortizable software, debt issue costs, licensing costs, accrued expenses, derivative liabilities, vendor rebate liability, sales returns and the fair value of equity instruments granted in connection with various transactions.  Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from its estimates.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company minimizes credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. At times, its cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company had no uninsured balances at September 30, 2011.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from two to five years.  The costs of leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the length of the related lease.  Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.  When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization is eliminated from the accounts and any resulting gain or loss is reflected in income.

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

The Company’s free standing derivatives include warrants to purchase common stock that were issued with the Convertible Notes Payable described in Note 9.  The Company evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of September 30, 2011 using the applicable classification criteria enumerated under GAAP.  The potential of a dilutive adjustment to the Warrants’ exercise price and number of underlying shares of Common Stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Common Stock and at a fixed exercise price.  Accordingly, the Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative liability in the accompanying condensed consolidated balance sheet as of September 30, 2011.

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

The Company accounts for payments made to customers in accordance with ASC 605 “Revenue Recognition” (“ASC 605”), which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. The Company has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $436,416 and $0 for the three months ended September 30, 2011 and 2010, and $818,490 and $0 for the nine months ended September 30, 2011 and 2010 respectively.

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale certain products.  The compensation plan for the Company’s Entrepreneurs generally does not provide rebates or selling discounts to Entrepreneurs who purchase its products and services.

Product Return Policy

Refunds are allowed only to entrepreneurs who have given voluntary termination notices, or for incorrect or defective items.  In these circumstances only, the Company provides a 30-day return policy.  For the products sold through the retail network, returns are allowed only for incorrect or defective items.

For products sold to customer through the retail marketing network, we guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns. The estimated returns are based on historical and industry experience. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   We recorded reserves for returns of $9,635 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $9,635  and $0, respectively, for the nine months ended September 30, 2011 and 2010, respectively.

Deferred Revenue

The Company requires cash or credit card payment at the time of sale for some of its products. Any payments that are received prior to shipment are recorded as deferred revenue until the specific product is shipped as described above, at which time, it is recorded as revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in selling, general and administrative expenses. Advertising expense was $11,523 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $12,715  and $0, respectively, for the nine months ended September 30, 2011 and 2010, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board ASC Topic 740, “ Income Taxes ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance clarifies the accounting for uncertainties in income taxes recognized by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. Accounting guidance requires that any liability created for unrecognized tax benefits be disclosed. The application of accounting for income taxes may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

The computation of basic and diluted loss per share for the year ended September 30, 2011 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Period Ended September 30, 2011	For the Period Ended September 30, 2010
Convertible Debentures	172,600	172,600
Convertible Notes Payable	9,380,753	-
Stock Warrants	9,380,753	-
Stock Options	3,000,000	45,350
Convertible Series C Preferred Stock	-	95,450
	21,934,106	313,400

Reclassification

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

New Accounting Pronouncements

In May 2011, the FASB issued Update No. 2011-04 related to fair value measurements and disclosures in the financial statements, which updates ASC Topic 820 “Fair Value Measurement”.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at September 30, 2011

	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$286,136	$—	$—	$286,136

The derivative liabilities are measured at fair value using the lattice pricing model, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

September 30, 2011
Beginning Balance	$—
Aggregate fair value of derivative issued	—
Change in fair value of derivative included in income	286,136

Ending Balance	$286,136

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 9.

In accordance with the provisions of ASC 815, the Company presented the conversion option and warrant liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of September 30, 2011 using the lattice pricing model.

The Company developed the assumptions that were used as follows:
	The fair value of the Company’s common stock was obtained from an independent third party valuation;
	The term represents the remaining contractual term of the derivative;


The volatility rate was developed based on analysis of the historical volatility rates of several similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue);

	The risk free interest rates were obtained from publicly available US Treasury yield curve rates; and
	The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Note 6 - Prepaid expenses and other current assets

	September 30, 2011	December 31, 2010
Credit card reserves	$40,000	$71,839
Prepaid expenses	10,586	21,377
Prepaid consulting	218,880	—
Prepaid insurance	31,286	—
Prepaid inventory costs	65,332	18,373
Prepaid professional fees	17,000	20,000
Advances to consultant	—	5,000
Prepaid expenses and other current assets	$383,084	$136,589

Credit card reserves are cash collateral that is being held by the credit card processor to assure compliance with the individual processor’s policies, guidelines, and/or practices.

Note 7 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010	Estimated Useful Life
Equipment and software	$77,279	$23,864	2-5years
Leasehold Improvements	13,800	—	2 years
Less: Accumulated depreciation and amortization	(17,937)	(9,882)
Property and equipment, net	$73,142	$13,982

Depreciation and amortization was $5,355 and $1,595 for the three months ended September 30, 2011 and 2010, respectively and $13,417 and  $4,786  for the nine months ended September 30, 2011 and 2010, respectively.

Note 8 – Intangible Asset

On June 13, 2011, the Company entered into a Purchase and Exclusive Marketing Agreement (“Agreement”) with Imagenetix, Inc. (“Imagenetix”), Proprietary Nutritionals, Inc. (“Proprietary”) and Pharmachem Laboratories, Inc. (with Imagenetix and Proprietary, “PNI”) pursuant to which the Company was granted perpetual exclusive United States rights to purchase from PNI their Celadrin products and brand (“Celadrin”) as well as exclusive marketing and distribution and related rights in the U.S.  During the term of the Agreement, the Company has the right to purchase Celadrin from PNI for use in the U.S. at a purchase price equal to the then agreed upon wholesale prices at a 2% discount, with a net 60 days payment term.  Prices can be increased in any January for the next year by no more than the then consumer price index or 5% whichever is greater.  The Company agreed to issued $800,000 of its common stock in exchange for the marketing and distribution rights on February 1, 2012, which is six months after the date of execution of the Agreement.  The transaction was recorded as an intangible asset and is amortized over the estimated useful life of fifteen years.

Amortization was $13,333 and $0 for the three months ended September 30, 2011 and 2010, respectively and $15,556 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Note 9 - Debt Financing

Notes Payable

During June 2009, the Company entered into a $100,000 unsecured promissory note with a third party.  The note bore interest at fifteen percent per annum and was due on December 31, 2010.  In connection with the note, the Company agreed to issue 157,835 shares of Source Vitamin’s convertible preferred series C stock.  The preferred stock was valued at a fair value of $6,313 which was recorded as a debt discount to be amortized over the life of the note.  For the three months ended September 30, 2011 and 2010, $0 and $1,064 was amortized to interest expense and for the nine months ended September 30, 2011 and 2010, $0 and $3,192 was amortized to interest expense. The note and all accrued interest were subsequently satisfied as part of two $350,000 promissory notes the Company entered into during November 2010.

During June and July 2009, the Company entered into three unsecured promissory notes totaling $290,000 with a third party.  The notes bore interest at fifteen percent per annum and matured between June 22 and November 1, 2010.  In connection with these notes, the Company agreed to issue 533,904 shares of Source Vitamin’s convertible preferred series A stock.  The preferred stock was valued at a fair value of $21,356 which was recognized as a debt issue cost to be amortized over the life of the notes.  For the three months ended September 30, 2011 and 2010, $0 and $3,130, respectively, was amortized to interest expense and for the nine months ended September 30, 2011 and 2010, $0 and $12,113, respective was amortized to interest expense.  The Company used the net proceeds received from these notes to provide working capital.

In connection with these notes, on September 16, 2010, the Company entered into a new subscription agreement with the noteholder to purchase 2,646,850 shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 shares of common stock at par. As a consideration of this agreement the notes holder agreed to (1) entered into a new debt arrangement (upon the maturity of the original notes) whereby the balance from the $290,000 notes and all unpaid accrued interest of $59,059 will be due on September, 30, 2011, (2) any accruing interest will be due September 30, 2011, (3) waive all rights, titles and interest in the 533,904 shares convertible preferred series A stock originally issued and (4) waive any loan defaults prior to the subscription agreement.  The option is exercisable upon certain conditions, including merging with a publicly traded company. 322,850 shares of the common stock issued were deemed to be for the conversion of convertible series A preferred stock that is cancelled as part of this agreement, and the remaining 2,324,000 shares were valued at fair value of $226,209 and was recognized as a debt discount and amortized over the remaining life of the notes.  The option was valued at fair value of $4,425 using the Black-Scholes-Merton valuation model and was also recognized as debt discount. These notes were subordinated to the two $350,000 promissory notes below and were refinanced along with accrued interest by the Convertible Notes Payable discussed below.  For the three months ended September 30, 2011 and 2010, $0 and $11,250, respectively, was amortized to interest expense and for the nine months ended September 30, 2011 and 2010, $145,452 and $11,250, respectively was amortized to interest expense.

During March 2010, the Company entered into an unsecured promissory note for $150,000.  The note bore interest at ten percent per annum and was due on February 28, 2011.  In accordance with this note, the Company paid $15,000 of debt issuance cost.  On September 22, 2010, the Company issued 226,750 shares of common stock to the note holder in exchange for an extension of the note maturity date to June 30, 2011, changes to repayment provisions so that accrued interest of $7,639 were added to the principle balance, and extend any accruing and unpaid interest until the extended maturity date. The modification of the terms of the note have been accounted for as an extinguishment of debt in accordance with ASC 470. The shares were valued at fair value of $22,500 and recognized as a debt discount and amortized over the remaining life of the note.  The note was subordinated to the two $350,000 promissory notes below and was refinanced along with accrued interest by the Convertible Notes Payable discussed below.  For the three months ended September 30, 2011 and 2010, $0 and $641, respectively, was amortized to interest expense and for the nine months ended September 30, 2011 and 2010, $14,117 and $641, respectively was amortized to interest expense.

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

During March 2011, the Company entered into a $400,000 promissory note.  The note bore interest at ten percent per annum and was due on June 30, 2011.  The note was collateralized by 17,303,300 of the founder’s shares and is guaranteed by the founder.  The note and all accrued interest were refinanced by the Convertible Notes Payable discussed below.

Convertible Notes Payable

On April 6, 2011, in a private placement transaction, exempt from registration under Section 4(2) of the Securities Act of 1933, the Company issued $4,690,376 of Convertible Notes Payable, of which $1,670,376 went to refinancing of existing notes payable and related accrued interest. The refinancing of the existing notes have been accounted for as an extinguishment of debt in accordance with ASC 470.  The notes have a two year term maturing April 5, 2013, bear interest at ten percent per annum (payable semi-annually) and are secured by a first lien on all assets of the Company.  The Company did not make the first interest payment due in September 2011 and instead a majority in interest of the investors consented to a deferment of the payment of the interest due.  See Note 13 for further discussion concering the deferment.  The principal balances of the notes along with any unpaid interest may be converted anytime at the option of the holders to common stock at a price of $0.50 per share.  During the life of the notes, the conversion price will be adjusted any time the Company sells its stock for a price under $0.50 to the lowest price sold.  In connection with the notes, the Company issued 9,380,753 five year warrants to acquire the Company’s common stock at a price of $0.50 per share. During the life of the notes, the exercise price will be adjusted any time the Company sells its stock for a price under $0.50 to the lowest price sold.  The conversion option and warrants were accounted for as derivatives, with the fair value recorded as a debt discount to be amortized over the life of the notes. $1,500,000 of the proceeds were held in escrow after closing with Grushko & Mittman, PC to be utilized for payment of investor relations and public relations expenditures.

The fair value of the note conversion feature derivative liability at issuance was immaterial and therefore no debt discount was recorded.  The Company computed the fair value of the note conversion feature at the date of issuance and the reporting date of September 30, 2010 using the lattice pricing model with the following assumptions:

Input	April 6, 2011 (Issuance Date)	September 30, 2011 (Reporting Date)

Fair value of common stock	$0.02	$0.20
Exercise Price of Option	$0.50	$0.50
Term (years)	2	1.5
Volatility	50.00%	50.00%
Risk Free Interest Rate	.61%	.19%
Delta T	1/12	1/12
Up Ratio	1.144	1.143
Down Ratio	0.857	0.857
Up Transition Probability	0.5001	0.5001
Dividend Yield	—%	—%

The fair value of the warrant exercise price derivative liability at issuance was immaterial and therefore no debt discount was recorded.  The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of September 30, 2011 using the lattice pricing model with the following assumptions:

Input	April 6, 2011 (Issuance Date)	September 30, 2011 (Reporting Date)

Fair value of common stock	$0.02	$0.20
Exercise Price of Option	$0.50	$0.50
Term (years)	5	4.5
Volatility	50.00%	50.00%
Risk Free Interest Rate	1.96%	.96%
Delta T	1/12	1/12
Up Ratio	1.144	1.143
Down Ratio	0.857	0.857
Up Transition Probability	0.5001	0.5001
Dividend Yield	—%	—%

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

Expected repayments of the convertible notes payable and convertible debentures are as follows:

For the Year Ended December 31,
2011	$—
2012	270,000
2013	4,690,376
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

On September 16, 2010, the Company entered into a subscription agreement with the note holder of the three promissory notes totaling $290,000 to purchase 2,646,850 shares of common stock at par and granted the holder a six month option to acquire an additional 45,350 shares of common stock at par (see Note 9).    The options were exercised in connection with the reverse merger that occurred in March 31, 2011 (Note 2).  Options issued in connection with the subscription agreement were recognized as a debt discount and amortized over the remaining life of the notes and valued at a fair value of $4,425 using the Black-Scholes-Merton valuation model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	27.32%
Expected term – embedded conversion option	0.5 years
Risk free interest rate	.20%
Expected forfeitures	100%

On September 22, 2010, the Company issued 226,750 shares of common stock to the note holder of the unsecured $150,000 promissory note (see Note 9) in exchange for an extension of the notes maturity date to June 30, 2011, changes to repayment provisions so that all accrued interest is due on the maturity date and to remedy any defaults on the notes.  The shares were valued at fair value of $22,500 and recorded as a debt discount and amortized over the remaining life of the note.

On March 31, 2011, the Company issued 17,600,000 shares of common stock in connection with the Merger.

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

For the three months ended September 30, 2011 and 2010, $2,297 and $0, respectively, was recorded as stock compensation expense and for the nine months ended September 30, 2011 and 2010, $4,594 and $0, respectively was amortized stock compensation expense.

The following table summarizes our stock option activity for the period from December 31, 2010 through September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	—	—	—	—
Granted	3,000,000	$0.02	5.0	—
Forfeited or Cancelled	—	—	—	—
Balance at September 30, 2011	3,000,000	0.02	4.5	$—
Exercisable at September 30, 2011	—	$—	—	$—

Total unamortized compensation expense related to stock options at September 30, 2011 amounted to $22,773 and is expected to be recognized over 2.5 years.

Stock Warrants

The following summarizes our warrant activity for the period from December 31, 2010 through September 30, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2011	—	$—	—
Granted	9,380,753	0.50	3.0
Exercised	—	—	—
Forfeited or Cancelled	—	—	—
Outstanding – September 30, 2011	9,380,753	$0.50	2.5
Exercisable – September 30, 2011	9,380,753	$0.50	2.5

At September 30, 2011, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

Note 11 - Related Party Transactions

The founder and Chairman of the Board of Directors had an agreement with the Company whereby he is to receive a bonus of five percent of eligible monthly sales.  As a result of this agreement, the Company recorded bonus expense of $0 and $2,764 to the founder for the three months ended September 30, 2011 and 2010, respectively, and $12,762 and $40,785 for the nine months ended September 30, 2011 and 2010, respectively.  This agreement ended effective May 1, 2011.

As of September 30, 2011, the Company owed the founder $29,138 in accounts payable.

On March 31, 2011, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”) and a consulting agreement with its Chairman of the Board of Directors (“Chairman”). These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with the Company’s company during their term, affirm the Company’s rights respecting the ownership and disclosure of trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the Company’s employees will participate in its standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. The provisions of the individual agreements are summarized below:


Under the terms of his employment agreement effective March 31, 2011, which has a term of three years and terminates on March 30, 2014 and which shall automatically renew for successive one year periods unless either the Company or the CEO gives written notice of termination at least three months in advance of the end of the initial period of the agreement or any renewal period thereof, the CEO receives an annual salary of $200,000 (with salary having commenced on May 1, 2011), a quarterly bonus of 1% of the Company’s gross revenue from direct sales of Company products for the just completed fiscal quarter due out of the Company’s net revenues for such quarter and due no later than 30 business days after the end of each fiscal quarter, and 5-year options to purchase our common stock with exercise prices equal to the market price per share of the Company’s common stock on the grant date as follows: (i) 3,000,000 options to be granted on March 31, 2011, with 1,000,000 options to vest on each one year anniversary of the granted date, and all then unvested options to automatically vest on the date upon which the Company’s aggregate gross revenues reach $50,000,000; and (ii) 1,000,000 options to be granted on the date on which the Company’s aggregate gross revenues reach $25,000,000, which options shall vest immediately on the grant date thereof. As a result of this agreement, the Company recorded bonus expense of $13,721 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $16,975 and $0 for the nine months ended September 30, 2011 and 2010, respectively.


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

Note 12 – Commitments and Contingencies

Operating leases

The Company leases space for its corporate offices. The lease sets forth a rental payment of $4,000 per month and has a term through April 2012.

During May 2010, the Company entered into a three year lease for 1,562 square feet of warehouse space. The lease calls for rent of $1,571 per month through April 2013.

Expected payments on operating leases are as follows:

For the 12 months ended September 30,
2012	$46,852
2013	10,997
$57,849

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

Note 13 – Subsequent Events

Acquisition of Biocalth International

On October 20, 2011, the Company entered into an agreement with Jackson Wen, individually and as trustee for the shareholders of Biocalth International, Inc., Giantceuticals, Inc. and HerbSource Enterprises, Inc. (collectively, “Biocalth”), to purchase all of the issued and outstanding shares of stock of Biocalth (“Shares”). Biocalth’s business is the manufacturing, marketing and sales of nutraceutical products in Asia and Europe.

Closing is scheduled for November 23, 2011 with a deadline on closing of December 31, 2011. The purchase price, which was negotiated by the parties, is $5,000,000 to be paid in restricted shares of Company common stock. In addition, the Seller shall receive an “earn-out” based on the sales performance of products sold by Biocalth as follows (all to be paid in restricted shares of Company common stock):

Year:	Gross Revenue Target:	Earn-out Amount
1 (ending in 2012)	$5,000,000	$5,000,000
2 (ending in 2013)	$10,000,000	$5,000,000
3 (ending in 2014)	$15,000,000	$2,500,000

The Company’s obligation to close the purchase of the Shares is contingent upon completion of its due diligence on the Company, which will occur prior to closing.

Leakout Agreements

During October 2011, the Company entered into leakout agreements whereby in exchange for limiting the manner in which 12,102,500 shares of stock being sold over a six month period, the Company granted 3,000,500 five year warrants to purchase the Company’s common stock for $1.00 per share.  The leakout agreements were executed by various shareholders in the Company to limit the amount of stock that could be sold into the market until February 2012 when the Company will have almost a full year of operation.

Interest Waiver

During October 2011, the Company obtained majority consent from the convertible note payable holders whereby all interest payments owed as of September 30, 2012 through March 31, 2012, will be deferred until March 31, 2012 in exchange for 925,225 five year warrants to purchase the Company’s common stock at $0.50 per shares the Company.  The warrants have the same rights and privileges as the warrants issued in connection with the April 6, 2011 Notes.

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” The Source,” “we” “our” and “us” for the period prior to the closing of the reverse merger on March 31, 2011 discussed below, refer to The Source Vitamin Company, Inc., a privately held Delaware corporation that is now our wholly owned subsidiary, and references to the “Company,” Stone Harbor,” “we.” “our” and “us” for the period subsequent to the closing of the reverse merger on March 31, 2011, refer to LTS Nutraceuticals, Inc., a Delaware corporation that is a publicly traded company, and its subsidiary, The Source Vitamin Company, Inc, and its subsidiaries, Livethesource, Inc. and LTS Brands, Inc.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to estimated lives for amortizable software, debt issue costs and licensing costs, accrued expenses, derivative liabilities, vendor rebate liability, sales returns and the fair value of common stock granted in connection with various transactions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Company Overview

Our principal offices are located in Florida, and we develop and sell high-quality nutritional products (“nutraceuticals”) that are distributed throughout North America through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer: "Entrepreneurs" (formerly called “distributors”) and "Retail Customers." Entrepreneurs are independent distributors of our products who distribute them to retail users and who also purchase the products for their personal use. Retail Customers purchase our products strictly for their personal use.

On June 13, 2011, the Company entered into a Purchase and Exclusive Marketing Agreement with Imagenetix, Inc. (“Imagenetix”), Proprietary Nutritionals, Inc. (“Proprietary”) and Pharmachem Laboratories, Inc. (with Imagenetix and Proprietary, “PNI”) pursuant to which the Company was granted the exclusive United States rights to purchase from PNI their Celadrin® products and brand (“Celadrin”) as well as exclusive marketing and distribution and related rights in the U.S.  Celadrin is our first product formulation which we sell to the mass market through retail market channel of retailers, including Walgreens, Rite Aid, Costco and BJ’s Wholesale Club.  As further described below, we have had exceptional success with our retail sales, including unanticipated demand for our Celadrin product from Walgreens and other retailers.

We began shipping products to Entrepreneurs in the United States in June 2009 and in Canada in April 2010.  We also began selling to our retail market customers Celadrin in June 2011  and our Fit product in September 2011, and have orders to deliver Jointritis in January 2012.

As a developer and manufacturer of nutritional and personal care products, we utilize a direct selling model for the distribution of our products. The success and growth of our business is primarily based on our ability to attract new Entrepreneurs and retain existing Entrepreneurs to sell and consume our products. Additionally, it is important to attract and retain Retail Customers, many of whom are loyal consumers of our products. We believe that our ability to attract and retain Entrepreneurs and Retail Customers to sell and consume our products is influenced by a number of factors. Some of these factors include: the growing desire for a secondary source of income and small business ownership, the general public's heightened awareness and understanding of the connection between diet and long-term health, and the aging of the worldwide population, as older people generally tend to consume more nutritional supplements. Other keys to our success will be:

·	to increase the sales and product mix of Celadrin, Fit and add other products
·
to implement our revised Entrepreneur compensation plan to provide our entrepreneurs an opportunity to earn compensation from the sales of Celadrin and other products through our retail network (called “inline marketing”)

·	to acquire new product lines and businesses which complement the Company’s existing businesses

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

Our recently announced agreement to acquire the Biocalth business will provide both manufacturing and distribution capability domestically as well as sales opportunities throughout North Africa and Asia for our existing products, as well as providing a whole new line of products (Biocalth products) for our domestic and international retail and inline marketing customers.

We had previously anticipated opening a chain of Symbiotic Diet Centers.  During the third quarter of 2011, the Company determined that due to the response to its products and the proposed Biocalth acquisition that it would focus on the distribution of its products through its retail and multilevel distribution methodologies.

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

Revenue is recognized at the time products are shipped.  The Company generally requires cash or credit card payment at the point of sale for certain products.  The compensation plan for the Company’s Entrepreneurs generally does not provide rebates or selling discounts to Entrepreneurs who purchase its products and services.

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

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

The following table sets forth, for the periods indicated, condensed consolidated statements of operations information:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change (Dollars)	Change (Percentage)
Gross Sales	$1,642,651	$249,761	$1,392,890	558%
Reserve for rebates and promotional allowances	446,051	-	446,051	100%
Net Sales	1,196,600	249,761	946,839	379%
Cost of Sales	718,005	76,673	641,332	836%
Gross Profit	478,595	173,088	305,507	177%
Entrepreneur incentives	274,398	35,854	238,544	665%
Selling, General and Administrative	908,504	217,085	691,419	319%
Total Operating Expenses	1,182,902	252,939	929,963	368%
Loss from Operations	(704,307)	(79,851)	(624,456)	(782)%
Derivative Expense	281,230	-	281,230	100%
Interest Expense	130,213	46,482	83,731	180%
Net Loss	$(1,115,750)	$(126,333)	$(989,417)	(783)%

Sales

Gross sales for the three months ended September 30, 2011 and 2010 were $1,642,651 and $249,761, respectively.  Gross sales increased $1,392,890 or 558%, in the third quarter of 2011 over the same period in 2010, primarily due to $1,141,742 in sales from our Celadrin product and $307,160 in sales from our Fit product, neither of which product was sold by us in 2010.  This trend demonstrates the success of the marketability of our new product lines upon which we anticipate to augment in future quarters as demand for our popular products increases and we acquire new product lines such as through our anticipated Biocalth acquisition.

Reserve of rebates and promotional allowances for the three months ended September 30, 2011 and 2010 were $446,051 and $0 respectively.  The reserve for rebates which increased $446,051 or 100%, in 2011 over 2010, relates to the sales of the Celadrin and Fit products only that did not occur in 2010.   As of September 30, 2011, we had acquired some historical basis for evaluating our rebate and promotional allowance reserves for our products.  As a result, we believe our reserves as of September 30, 2011 are adequate.

Net sales for the three months ended September 30, 2011 and 2010 were $1,196,600 and $249,761, respectively.  Net sales increased $946,839 or 379%, in 2011 over 2010. $1,002,851 of the increase is attributed to the newly acquired Celadrin and Fit products.   Management expects this trend to continue as we obtain more product lines and perhaps increase distribution of products into the marketplace as we are able to obtain financing for purchase orders in order to be able to acquire raw materials for products to fuel demand at a strong rate.

Gross Profit

Gross profit for the three months ended September 30, 2011 and 2010 were $478,595 and $173,088 which represents 40% and 69% of the net sales respectively. The gross profit increased $305,507 or 177% in 2011 over 2010 due to the increase in sales incrementally due to our new Celadrin and Fit product sales.  The gross profit for 2011 of 40% decreased from 69% for 2010 largely due to the change in the sales mix as Celadrin and Fit have lower margins than our other products.   Cost of sales for the three months ended September 30, 2011 and 2010 were $718,005 and $76,673 which represents a 60% and 31% respectively of the net sales for the periods, this is an increase of $641,332 or 836% in 2011 over 2010.

Entrepreneur Incentives

Entrepreneur incentives increased to $274,398 for the three months ended September 30, 2011 compared to $35,854 for the three months ended September 30, 2010, an increase of $238,544 or 665%.  The increase in entrepreneur incentives was primarily due to (i) discretionary programs to motivate the entrepreneurs to increase sales in 2011 and (ii) initial incentives paid to entrepreneurs on sales of Celadrin and Fit (through the ability of Entrepreneurs to obtain incentives from our retail sales due to our “inline marketing” concept), both of which did not occur in 2010.

Selling, General and Administrative

Selling, general and administrative increased to $908,504 for the three months ended September 30, 2011 compared to $217,085 for three months ended September 30, 2010.  Selling, general and administrative expenses increased by $691,419 or 319% in 2011 over 2010.  The increase is primarily due to approximately $323,499 of consulting and professional fees pertaining to investor relations, public relations, accounting, auditing and legal fees relating which were not incurred in 2010 due to expenses relating to the Merger and public company expense, approximately $274,664 of salary expense attributable to the increase in workforce from approximately three employees as of September 30, 2010 to 17 employees as of September 30, 2011 and approximately $60,603 in additional travel expenses.

Interest Expense

Interest expense increased to $130,213 for the three months ended September 30, 2011 compared to $46,482 for the three months ended September 30, 2010.  Interest expense increased by $83,731 or  180%, largely due to increasing our outstanding debt of $806,698 at September 30, 2010 to $4,690,376 at September 30, 2011.   Also included in interest expense was accretion of note discounts and amortization of deferred loan costs.  $0 of note discount accretion and $0 of deferred loan cost amortization was recorded for the three months ended September 30, 2011 compared to $3,976 and $24,304, respectively, for the three months ended September 30, 2010. The decrease in accretion of note discount and amortization of deferred loan costs in 2011 over 2010 is largely due to writing off $74,737 of debt discount and $39,147 of deferred loan costs associated with the notes payable that were converted into convertible notes payable in conjunction with the April 6, 2011 financing.

Comparison of the nine months ended September 30, 2011 and 2010

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010	Change (Dollars)	Change (Percentage)
Gross Sales	$2,586,515	$997,657	$1,588,858	159%
Reserve for rebates	828,125	-	828,125	100%
Net Sales	1,758,390	997,657	760,733	76%
Cost of Sales	1,090,273	525,079	565,194	108%
Gross Profit	668,117	472,578	195,539	41%
Entrepreneur incentives	578,553	305,192	273,361	90%
Selling, General and Administrative	2,232,356	530,823	1,701,533	321%
Total Operating Expenses	2,810,909	836,015	1,974,894	236%
Loss from Operations	(2,142,792)	(363,437)	(1,779,355)	490%
Derivative Expense	286,136	-	286,136	100%
Interest Expense	530,537	107,798	422,739	392%
Net Loss	$(2,959,465)	$(471,235)	$(2,488,230)	528%

Sales

Gross sales for the nine months ended September 30, 2011 and 2010 were $2,586,515 and $997,657 respectively.  Gross sales increased $1,588,858 or 159%, in 2011 over the same period 2010, primarily due to $1,665,178 in sales from our Celadrin product and $307,160 in sales from our Fit product, neither of which peoduct was sold by us in 2010.  This trend demonstrates the success of the marketability of our new product lines upon which we anticipate to augment in future quarters as demand for our popular products increases and we acquire new product lines such as through our anticipated Biocalth acquisition,

Reserve of rebates and promotional allowances for the nine months ended September 30, 2011 and 2010 were $828,125 and $0 respectively.  The reserve for rebates which increased $828,125 or 100%, in 2011 over 2010, relates to the sales of the Celadrin and Fit products only that did not occur in 2010. As of September 30, 2011 we had acquired some historical basis for evaluating the rebate and promotional allowance reserves for our products.  As a result we believe our reserves at September 30, 2011 are adequate.

Net sales for the nine months ended September 30, 2011 and 2010 were $1,758,390 and $997,657 respectively.  Net sales increased $760,733 or 76%, in 2011 over 2010. $1,144,213 of the increase is attributed the sales of our newly acquired Celadrin and Fit products in 2011. Management expects this trend to continue as we obtain more product lines and perhaps increase distribution of products into the marketplace as we are able to obtain financing for purchase orders in order to acquire raw materials for products to fuel demand at a strong rate.

Gross Profit

Gross profit for the nine months ended September 30, 2011 and 2010 were $668,117 and $472,578 which represents 38% and 47% of the net sales, respectively. The gross profit increased $195,539 or 41% in 2011 over 2010 due to increase in sales incrementally due to our new Celadrin and Fit product sales.  The gross profit for 2011 of 38% decreased from 47% for the full year 2010 largely due to the change in the sales mix as Celadrin has lower margins than our other products.   Cost of sales for the nine months ended September 30, 2011 and 2010 were $1,090,273 and $525,079 which represents a 62% and 53% respectively of the net sales for the periods, this is an increase of $565,194 or 108% in 2011 over 2010.

Entrepreneur Incentives

Entrepreneur incentives increased to $578,553 for the nine months ended September 30, 2011 compared to $305,192 for the nine months ended September 30, 2010, an increase of $273,361 or 90%.  The increase in entrepreneur incentives was primarily due to (i) discretionary programs to motivate the entrepreneurs to increase sales in the second quarter of 2011 and (ii) initial incentives paid to entrepreneurs on sales of Celadrin and Fit (through the ability of the Entrepreneurs to obtain incentives from our retail sales due to our “inline marketing” concept), both of which did not occur in 2010.

Selling, General and Administrative

Selling, general and administrative increased to $2,232,356 for the nine months ended September 30, 2011 compared to $530,823 for nine months ended September 30, 2010.  Selling, general and administrative expenses increased by $1,701,533 or 321% in 2011 over 2010.  The increase is primarily due to approximately and additional $796,000 of consulting and professional fees pertaining to investor relations, public relations, accounting, auditing and legal fees relating which were not incurred in 2010 due to expenses relating to the Merger and public company expenses and approximately $638,000 of salary expense attributable to the increase in workforce from approximately three employees as of September 30, 2010 to 17 employees as of September 30, 2011 and $197,547 in additional travel expenses.

Interest Expense

Interest expense increased to $530,537 for the nine months ended September 30, 2011 compared to $107,798 for the nine months ended September 30, 2010.  Interest expense increased by $422,738 or 392%, largely due to increasing our outstanding debt of $806,698 at September 30, 2010 to $4,690,376 at September 30, 2011.   Also included in interest expense was accretion of note discounts and amortization of deferred loan costs.  $159,569 of note discount accretion and $81,592 of deferred loan cost amortization was recorded for the nine months ended September 30, 2011 compared to $18,472 and $35,415 respectively, for the nine months ended September 30, 2010. The increase in accretion of note discount and amortization of deferred loan costs in 2011 over 2010 is largely due to writing off $74,737 of debt discount and $39,147 of deferred loan costs associated with the notes payable that were converted into convertible notes payable in conjunction with the April 6, 2011 issuance of the convertible notes payable.

Going Concern, Liquidity and Management's Plan

During the nine months ended September 30, 2011, we incurred a net loss of $2,959,465 and used $2,020,054 in cash from our operations primarily as a result of our net loss offset by non cash expenses of $574,402, and increases in restricted cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenues. In addition, at September 30, 2011, we had working capital of $283,508 and an accumulated deficit of $4,826,342.

During the nine months ended September 30, 2011, our investing activities used net cash of $946,324 to purchase fixed assets and a net increase in restricted cash and our financing activities generated $3,299,525 in net proceeds from the issuance of a $400,000 promissory note offset by $65,000 to purchase treasury stock in connection with the reverse merger, net proceeds of $3,020,525 from the April 6, 2011 capital raise and payment of $56,000 of debt issue costs.

We are also looking at different ways to obtain financing for production of products through a mix of purchase order and accounts receivable financing so that we can fund further production and bring larger quantities of product to market on a faster basis to meet demand.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt securities, including notes payable and convertible debentures.

On November 10, 2011, the Company had $37,633 in cash. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

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

Related Party Transactions

The founder had an agreement with Source Vitamin whereby he was to receive a bonus of five percent of eligible monthly sales that ended May 1, 2011.  As a result of this agreement, the Company recorded bonus expense of $0 and $2,764 to the founder for the three months ended September 30, 2011 and 2010, respectively, and $12,762 and $40,785 for the nine months ended September 30, 2011 and 2010, respectively.

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

We intend to continue taking steps in the fourth quarter to remedy these issues by implementing necessary written procedures and reports, as we still have additional work to do to bring our disclosure controls and procedures up to public-company standards. Because the Merger occurred on March 31, 2011 and because SourceVitamin was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating remediation steps to rectify the identified significant deficiencies thattogether constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, and upgrading our financial reporting systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011

LTS Nutraceuticals, Inc.

By:	/s/Jerry Rayman
Jerry Rayman, Principal Executive Officer and
Principal Financial and Accounting Officer